Form 10-Q
period 1994-06-30
SCOR US CORP
filed 1994-08-15
CIK 798363

INDEPENDENT AUDITORS' REPORT




     The Board of Directors
     SCOR U.S. Corporation:

       We have reviewed the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries (the Company) as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month and six month periods ended June 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries as of December 31, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994, except for Note 15, as to which the date was February 10, 1994, we expressed an unqualified opinion on those consolidated financial statements.

       As discussed in Note 3 to the consolidated financial statements for the three month and six month periods ended June 30, 1994, the Company changed its method of accounting for multiple year retrospectively rated reinsurance contracts and for the adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 113,"Accounting and Reporting of Short-Duration and Long-Duration Contracts," in 1993.



                                        KPMG Peat Marwick
                                        (Signature)

     New York, New York
     August 2, 1994




                                SCOR U.S. CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                                    June 30, December 31,
																																																							1994         1993

     ASSETS

     Investments:
       Fixed maturities:
         Available for sale, at fair value
          (amortized cost: $585,826 and $558,882)  $ 569,422    $ 581,104
         Held to maturity, at amortized cost
          (fair value: $19,977 and $27,109)           19,849       24,876
       Equity securities, at fair value
          (cost: $14,483 and $15,581)                 15,043       18,951
       Short-term investments, at cost                55,157       90,642
       Other long-term investments                     1,200        1,081
                                                     660,671      716,654

     Cash                                             13,994       17,096
     Accrued investment income                        10,275       10,169
     Premiums receivable                             109,975       80,319
     Reinsurance recoverable on paid losses:
       Affiliates                                     12,216        9,498
       Other                                          43,672       27,329
     Reinsurance recoverable on unpaid losses:
       Affiliates                                    125,463      134,154
       Other                                          98,605       87,689
     Prepaid reinsurance premiums:
       Affiliates                                     10,407       14,578
       Other                                          12,033       11,839
     Deferred policy acquisition costs                25,609       24,140
     Deferred Federal income tax benefits             38,280       11,894
     Investment in affiliates                         11,048       10,789
     Other assets                                     42,455       37,963
                                                 $ 1,214,703  $ 1,194,111

     See notes to consolidated financial statements.


                                SCOR U.S. CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                                    June 30, December 31,
                                                       1994         1993


     LIABILITIES

       Losses and loss expenses                   $  622,829   $  562,209
       Unearned premiums                             121,633      114,376
       Funds held under reinsurance treaties:
         Affiliates                                    3,719       21,777
         Other                                        19,485       17,825
       Reinsurance balances payable:
         Affiliates                                    9,898       18,196
         Other                                        59,825       42,037
       Convertible subordinated debentures            86,250       86,250
       Notes payable                                  20,000       20,000
       Commercial paper                               10,954       10,721
       Other liabilities                              13,309       10,031
                                                     967,902      903,422

     STOCKHOLDERS' EQUITY
       Preferred stock, no par value, 5,000
         shares authorized; no shares issued             -0-          -0-
       Common stock, $0.30 par value,
         50,000 shares authorized;
         18,299 and 18,299 shares issued               5,490        5,490
       Additional paid-in capital                    112,894      112,670
       Unrealized appreciation (depreciation)
        of investments                               (10,299)      16,634
       Foreign currency translation adjustment          (269)          12
       Retained earnings                             140,452      157,532
       Treasury stock, at cost(158 and 190 shares)    (1,467)      (1,649)
                                                     246,801      290,689
                                                 $ 1,214,703  $ 1,194,111

     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)
                                     (in thousands, except per share data)

                                                                                                          Three Months Ended
                                                       June 30,                      June 30,
                                                   1994         1993         1994             1993




     REVENUES

     Net premiums earned                     $   54,983   $   56,722  $   117,668    $     110,482
     Net investment income                       10,208       10,866       20,206           20,898
     Net realized investment gains                  413        2,029          736            5,357
                                                 65,604       69,617      138,610          136,737

     LOSSES AND EXPENSES

     Losses and loss expenses, net               42,991       37,770      113,498           71,744
     Commissions, net                            14,356       14,489       31,875           27,769
     Other underwriting and
      administration expenses                     5,980        6,866       12,787           13,006
     Other expenses                               1,062          978        1,475            1,928
     Interest expense                             2,204        2,349        4,528            3,521
                                                 66,593       62,452      164,163          117,968
     Income (loss) from operations before
     Federal income taxes and cumulative
      effect of accounting changes                 (989)       7,165      (25,553)          18,769
     Federal income taxes (benefit)              (1,592)       1,292      (11,738)           4,123
     Income (loss) from operations                  603        5,873      (13,815)          14,646
     Cumulative effect of accounting changes        -0-          -0-          -0-           (2,600)
     Net income (loss)                       $      603   $    5,873  $   (13,815)   $      12,046

     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)
                                     (in thousands, except per share data)

                                                                                                          Three Months Ended
                                                Six Months Ended
                                                       June 30,                    June 30,
                                                   1994         1993         1994             1993

     PER SHARE DATA

     PRIMARY

     Average common and common
      equivalent shares outstanding              18,191       18,472       18,125           18,483

     Income (loss) from operations           $     0.03   $     0.32  $     (0.76)   $        0.79

     Cumulative effect of accounting changes        -0-          -0-          -0-            (0.14)

     Net income (loss)                       $     0.03   $     0.32  $     (0.76)   $        0.65


     FULLY DILUTED

     Average common and common
      equivalent shares outstanding              18,191       21,742       18,125           20,152

     Income (loss) from operations           $     0.03   $     0.31  $     (0.76)   $        0.77

     Cumulative effect of accounting changes        -0-          -0-          -0-            (0.13)

     Net income (loss)                       $     0.03   $     0.31  4     (0.76)   $        0.64

     See notes to consolidated financial statements.


                                SCOR U.S. CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              Six Months Ended June 30,
                                     (Unaudited)
                        (in thousands, except per share data)

                                                         1994        1993

     COMMON STOCK
     Balance at beginning of year                    $  5,490    $  5,453
     Issuance of common stock                             -0-          37
     Balance at end of period                           5,490       5,490

     ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year                     112,670     112,068
     Issuance of common stock                             179       1,416
     Change in unpaid stock options exercised              45        (787)
     Balance at end of period                         112,894     112,697

     UNREALIZED APPRECIATION (DEPRECIATION)
       OF INVESTMENTS
     Balance at beginning of year                      16,634      11,416
     Change in unrealized appreciation                (26,933)      7,012
     Balance at end of period                         (10,299)     18,428

     FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Balance at beginning of year                          12         254
     Change in foreign currency
       translation adjustment                            (281)        (45)
     Balance at end of period                            (269)        209

     RETAINED EARNINGS
     Balance at beginning of year                     157,532     138,002
     Net income                                       (13,815)     12,046
     Dividends ($.18 and $.16 per share)               (3,265)     (2,899)
     Balance at end of period                         140,452     147,149

     TREASURY STOCK
     Balance at beginning of year                      (1,649)     (1,077)
     Net (purchases) reissuance of treasury stock         182          (4)
     Balance at end of period                          (1,467)     (1,081)

     TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD    $ 246,801   $ 282,892

     Common stock shares
     Balance at beginning of year                      18,299      18,176
     Issuance of common stock                             -0-         123
     Balance at end of period                          18,299      18,299

     Treasury stock shares
     Balance at beginning of year                         190         153
     Net purchases (reissuance) of treasury stock         (32)          1
     Balance at end of period                             158         154


     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (in thousands)

                                                                                                                           Three Mon
                                                     Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                             1994      1993      1994      1993




     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                    $   603 $   5,873  $(13,815) $ 12,046
        Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
          Cumulative effect of accounting changes             -0-       -0-       -0-     2,600
          Realized investment gains                          (413)   (2,029)     (736)   (5,357)
          Changes in assets and liabilities:
             Accrued investment income                       (162)   (1,976)     (106)     (280)
             Premium balances, net                        (23,384)   (4,177)  (20,166)   (8,144)
             Prepaid reinsurance premiums                   2,295     3,894     3,977    (5,944)
             Reinsurance recoverable on paid losses        (5,669)   (2,048)  (19,061)    7,068
             Deferred policy acquisition costs                (51)      685    (1,469)   (1,910)
             Losses and loss expenses                       7,453   (10,339)   60,620     1,617
             Unearned premiums                             (1,189)     (351)    7,257     9,078
             Reinsurance recoverable on unpaid losses       6,375     2,658    (2,225)  (14,353)
             Funds held under reinsurance treaties            123    (2,328)  (16,398)     (491)
             Federal income taxes                          (1,592)   (1,007)  (13,538)    9,324
             Other                                            431       582       201       712
     Net cash provided by (used in) operating             (15,180)  (10,563)  (15,459)    5,966
         activities

     See notes to consolidated financial statements.

                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (in thousands)

                                                                                                                           Three Mon
                                                      Three Months Ended          Six Months Ended
                                                          June 30,                     June 30,
                                                             1994      1993      1994      1993


     CASH FLOWS FROM INVESTING ACTIVITIES

     Sales, maturities or redemptions
      of fixed maturities                                  98,862    70,454   138,788   183,097
     Sales of equity securities                             2,145     3,435     4,516     4,953
     Net sales (purchases) of
      short-term investments                               (7,520)   63,401    36,734   (42,990)
     Investments in fixed maturities                      (80,865) (112,295) (159,668) (225,819)
     Investments in equity securities                        (486)   (3,536)   (2,215)   (4,368)
     Other                                                 (1,808)   (2,339)   (2,980)   (3,594)
     Net cash provided by (used in) investing activities   10,328    19,120    15,175   (88,721)


     CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends paid                                        (1,632)   (1,452)   (3,265)   (2,899)
     Proceeds from issuance of convertible
      subordinated debentures                                 -0-       -0-       -0-    85,172
     Proceeds from issuance of commercial paper-net             6        16        27        57
     Proceeds from stock options exercised                     27       837        45       960
     Other                                                    282      (747)      375       297
     Net cash provided by (used in) financing activities   (1,317)   (1,346)   (2,818)   83,587

     Net increase (decrease) in cash                       (6,169)    7,211    (3,102)      832
     Cash at beginning of period                           20,163    13,999    17,096    20,378
     Cash at end of period                              $  13,994 $  21,210 $  13,994 $  21,210

     See notes to consolidated financial statements.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          1. GENERAL

               SCOR U.S. Corporation ("SCOR U.S." or "Company") is a holding company, the principal operating subsidiaries of which are SCOR Reinsurance Company ("SCOR Re"), General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND").

               The Company, through its subsidiaries, provides property and casualty insurance and reinsurance to primary insurance companies on both a treaty and facultative basis. SCOR Re specializes in underwriting treaties covering non-standard automobile, commercial and technical risks and provides property, casualty and special risk coverages on a facultative basis. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries. SCOR Re writes facultative business directly with primary insurance companies and through reinsurance intermediaries. GSIC and Unity Fire provide property and casualty insurance on both a primary and excess basis, specializing in alternative risk market coverages. GSIND provides commercial property and casualty coverages on a surplus lines basis.

               The unaudited interim consolidated financial statements have been prepared on the basis of Generally Accepted Accounting Principles ("GAAP") and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

               These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 1993 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

          2. PER SHARE DATA

               Primary earnings per share are based on the weighted average number of common shares outstanding during the period and, if dilutive, common shares assumed to be outstanding which are issuable under stock option plans. Fully diluted earnings per share are based on the additional assumption that the Debentures (as defined in Note 6) are converted into common shares, if dilutive.

          3. ACCOUNTING CHANGES

               Effective as of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under SFAS 115, investments are classified into three categories. Debt securities that management has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are bought and held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings.
          Debt and equity securities not classified as either of the above categories are classified as "available for sale securities" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The adoption of SFAS 115 did not have any effect on the Company's financial position or its results from operations.

               The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 has had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, $2.6 million, or $0.14 per share (after-tax), is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the three months and six months ended June 30, 1993 was to increase net income by $19,000, or $0.00 per share, and $1.3 million, or $0.06 per share, respectively.

               In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). The significant provisions of SFAS 113 require grossing-up the balance sheet to eliminate the reporting of assets and liabilities relating to reinsured contracts net of the effects of reinsurance, establish the conditions for a contract to be accounted for as reinsurance, require the deferral and amortization of any gain from retroactive contracts as defined in SFAS 113, and provide guidance in assessing transfer of insurance risk in reinsurance. The adoption of SFAS 113 did not have a material effect on the Company's financial position or its results from operations.

          4. INCOME TAXES

               The Company's effective income tax rate differs from the current statutory federal income tax rate of 35% principally due to tax-exempt interest income and dividends received deductions.

     5. REINSURANCE

          The effect of ceded reinsurance on the Statement of Operations for the three and six months ended June 30, 1994 and 1993 are as follows (in thousands):
                           THREE MONTHS ENDED JUNE 30, 1994
                                                                  Loss
                                                              and Loss
                                      Premium     Premium     Expenses
                                      Written      Earned     Incurred


     Direct                        $    2,365  $    3,017    $   2,536
     Assumed                           66,833      67,370       43,632
     Ceded- affiliate                  (6,052)     (7,286)      (2,285)
     Ceded - other                     (7,057)     (8,118)        (892)
     Net                           $   56,089  $   54,983    $  42,991

                           THREE MONTHS ENDED JUNE 30, 1993

     Direct                        $    2,336  $    1,679    $     141
     Assumed                           72,690      73,698       55,170
     Ceded - affiliate                 (9,102)     (7,844)     (10,031)
     Ceded - other                     (5,659)    (10,811)      (7,510)
     Net                           $   60,265  $   56,722    $  37,770

                            SIX MONTHS ENDED JUNE 30, 1994
                                                                  Loss
                                                              and Loss
                                     Premiums    Premiums     Expenses
                                      Written      Earned     Incurred


     Direct                        $    5,955  $    6,823    $   5,636
     Assumed                          157,986     149,861      163,045
     Ceded - affiliate                (16,930)    (20,933)     (25,679)
     Ceded - other                    (18,109)    (18,083)     (29,504)
     Net                           $  128,902  $  117,668    $ 113,498


                            SIX MONTHS ENDED JUNE 30, 1993

     Direct                        $    4,833  $    4,157    $   6,144
     Assumed                          155,827     147,427      110,801
     Ceded - affiliate                (22,039)    (21,020)     (23,081)
     Ceded - other                    (25,007)    (20,082)     (22,120)
     Net                           $  113,614  $  110,482    $  71,744


          6. CONVERTIBLE SUBORDINATED DEBENTURES

               On March 29, 1993, SCOR U.S. sold at par $86.25 million of 5.25% Convertible Subordinated Debentures due April 1, 2000 ("Debentures") through a private offering. The Debentures are not redeemable by the Company prior to April 3, 1996 and are convertible into approximately 3.4 million shares of SCOR U.S. common stock at a conversion price of $25.375 per share. Expenses incurred in the offering of approximately $1.8 million were deferred and are being amortized over the life of the Debentures. The Company contributed $50 million of the net proceeds to SCOR Re.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


          GENERAL

               SCOR U.S. Corporation ("SCOR U.S." or the "Company") is a holding company, the principal operating subsidiaries of which are SCOR Reinsurance Company ("SCOR Re"), General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND").

               The Company, through its subsidiaries, provides property and casualty insurance and reinsurance to primary insurance companies on both a treaty and facultative basis. SCOR Re specializes in underwriting treaties covering non-standard automobile, commercial and technical risks and provides property, casualty and special risk coverages on a facultative basis. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries. SCOR Re writes facultative business directly with primary insurance companies and through reinsurance intermediaries. GSIC and Unity Fire provide property and casualty insurance on both a primary and excess basis, specializing in alternative risk market coverages. GSIND provides commercial property and casualty coverages on a surplus lines basis.

               The operating results of the property and casualty insurance and reinsurance industry are subject to significant fluctuations due to competition, catastrophic events, general economic conditions, interest rates and other factors such as changes in tax laws and regulations. The operating results of SCOR U.S. have been influenced by these cycles.


          UNDERWRITING RESULTS

               The underwriting results of a property and casualty insurer or reinsurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses by net premiums written for purposes of Statutory Accounting Practices ("SAP") and net premiums earned for purposes of Generally Accepted Accounting Principles ("GAAP"). The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% generally indicates underwriting profits and a combined ratio exceeding 100% generally indicates underwriting losses. Underwriting profit is only one element of overall profitability, which also includes investment results, interest expense and the effects of income taxation. Accordingly, the combined ratio alone should not be used to measure overall profitability. The ratios discussed below have been calculated on a GAAP basis.

               The following table sets forth the Company's GAAP combined ratios and the components thereof for the periods indicated, and the SAP combined ratio for the Company's insurance and reinsurance subsidiaries. The GAAP ratios include the operating expenses of the holding company and the non-insurance subsidiaries, in addition to the operating expenses of the insurance and reinsurance subsidiaries. The SAP expense ratios include only the operating expenses of the insurance and reinsurance subsidiaries. In addition, the GAAP loss ratio takes into consideration recoveries under certain retrocessional agreements with SCOR S.A., the Company's majority shareholder, whereas these recoveries are included in other income for SAP purposes.



                                        Three Months Ended  Six Months Ended
                                           June 30,           June 30,

                                         1994   1993      1994      1993

          GAAP RATIOS
          (Total Company)

          Loss ratio                     78.2%  66.6%     96.5%     64.9%

          Commission ratio               26.1%  25.5%     27.1%     25.1%
          U/W, admin. and other
          expense ratio                  12.8%  13.8%     12.1%     13.5%
          Expense ratio                  38.9%  39.3%     39.2%     38.6%

          Combined ratio                117.1% 105.9%    135.7%    103.5%

          SAP RATIOS*

          Combined ratio                114.0%  98.1%    130.1%    106.5%

          * Reinsurance and insurance subsidiaries only.


          COMPARISON OF SECOND QUARTER RESULTS FOR 1994 WITH 1993

               Gross premiums written for 1994 decreased 8% to $69.2 million from $75.0 million in 1993. Net premiums written for 1994 decreased 7% to $56.1 million from $60.3 million for 1993. The decrease in premium volume was attributable principally to the continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, throughout 1994 the Company has been reducing its property business written on a pro rata basis. A combination of an acceleration in the reduction of this business and fewer attractive opportunities in targeted lines of business caused the reduction in 1994 premium volume.

               Net losses and loss expenses incurred increased 14% in 1994 to $43.0 million from $37.8 million in 1993. The loss ratio was 78.2% for 1994 as compared with 66.6% for 1993. During 1993 the Company incurred $3.0 million of net losses ($4.0 million of gross losses) resulting from property catastrophe events, primarily the World Trade Center bombing and the East Coast blizzard, which adversely affected the loss ratio by 5.5 points. The Company did not experience any material amount of incurred losses from property catastrophe events in the second quarter of 1994. The Company experienced an increase in non-catastrophe related treaty incurred losses during the second quarter of 1994.

               During 1994 and 1993, the Company ceded $15.4 million and $18.7 million of earned premiums, respectively. The Company recovered from retrocessionnaires $3.2 million and $17.5 million of losses during 1994 and 1993, respectively.

               Commission expenses decreased 1% to $14.4 million in 1994 from $14.5 million in 1993. The commission ratio was 26.1% for 1994, compared with 25.5% for 1993.

               Underwriting, administration and other expenses decreased 10% in 1994 to $7.0 million from $7.8 million in 1993. The underwriting and other expense ratio was 12.8% for 1994 as compared with 13.8% for 1993.

               The combined ratio was 117.1% for 1994, compared with 105.9% for 1993. The effect of property catastrophe events on the 1993 combined ratio was 5.5 points.

               Net investment income for 1994 decreased 6% to $10.2 million from $10.9 million in 1993. Net investment income (pre-tax) has been affected adversely by the high level of claim payments made since mid-1992 related to catastrophic events and the Company's managed shift toward a greater percentage of tax-exempt securities. Offsetting the above factors was an increase in investment income related to the proceeds of the issuance by the Company in March, 1993 of $86.25 million of 5.25% Convertible Subordinated Debentures due April 1, 2000 ("Debentures") (see Liquidity and Capital Resources). On an after-tax basis, net investment income decreased 4% to $8.1 million for 1994, compared with $8.3 million in 1993. Net realized investment gains for 1994 were $400,000, compared with $2.0 million for 1993.

               Interest expense decreased 6% to $2.2 million in 1994 from $2.3 million in 1993.

               The Company's net income for 1994 was $600,000, or $0.03 per share, on a primary basis, compared with $5.9 million, or $0.32 per share, for 1993. The 1993 results were affected by after-tax charges to operations, net of reinsurance, of $1.9 million, or $0.11 per share for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1994 were 18.2 million, compared with 18.5 million for 1993.


          COMPARISON OF YEAR TO DATE RESULTS FOR 1994 WITH 1993

               Gross premiums written for 1994 increased 2% to $163.9 million from $160.7 million in 1993. Net premiums written for 1994 increased 13% to $128.9 million from $113.6 million for 1993. Gross premiums written and net premiums written for 1994 were increased by $800,000 and reduced by $5.4 million, respectively, of additional premiums to reinstate catastrophe reinsurance protections subsequent to the January 1994 Northridge earthquake. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1994 increased by 2% and 18%, respectively, compared with 1993. The increase in premium volume was attributable principally to the first quarter effect of new and increased participations in treaty business from targeted market segments such as nonstandard automobile. Offsetting most of the Company's premium growth was the continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate.

               Net losses and loss expenses incurred increased 58% in 1994 to $113.5 million from $71.7 million in 1993. The loss ratio was 96.5% for 1994 as compared with 64.9% for 1993. During 1994 the Company incurred $31.5 million of net losses ($61.0 million of gross losses) resulting from property catastrophe events, which added 29.7 points to the loss ratio. Of these amounts, the January 1994 Northridge, California earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses. During 1993 the Company incurred $9.0 million of net losses ($12.1 million of gross losses) resulting from property catastrophe events, primarily the World Trade Center bombing and the East Coast blizzard, which adversely affected the loss ratio by 8.1 points.

               During 1994 and 1993, the Company ceded $39.0 million and $41.1 million of earned premiums, respectively. The Company recovered from retrocessionnaires $55.2 million and $45.2 million of losses during 1994 and 1993, respectively. Ceded premiums in 1994 included $6.0 million of reinstatement premiums paid by the Company. Ceded losses in 1994 included $29.5 million of losses resulting from property catastrophe events.

               Commission expenses increased 15% to $31.9 million in 1994 from $27.8 million in 1993. The commission ratio was 27.1% for 1994, compared with 25.1% for 1993. The increase in the commission ratio for 1994 is primarily attributable to the effect of net reinstatement premiums related to the property catastrophe events, which added 1.1 points to the 1994 commission ratio.

               Underwriting, administration and other expenses decreased 4% in 1994 to $14.3 million from $14.9 million in 1993. The underwriting and other expense ratio was 12.1% for 1994 as compared with 13.5% for 1993. The effect of net reinstatement premiums related to the property catastrophe events added 0.5 points to the 1994 ratio. The decrease in the underwriting and other expense ratio in 1994 was principally caused by the higher growth rate of net premiums earned as compared with the 4% decline in expenses.

               The combined ratio was 135.7% for 1994, compared with 103.5% for 1993. The effect of property catastrophe events on the 1994 and 1993 combined ratio was 31.3 points and 8.1 points, respectively.

               Net investment income for 1994 decreased 3% to $20.2 million from $20.9 million in 1993. Net investment income (pre-tax) has been affected adversely by the high level of claim payments made since mid-1992 related to catastrophic events and the Company's managed shift toward a greater percentage of tax-exempt securities. Offsetting the above factors was an increase in investment income related to the proceeds of the issuance by the Company in March, 1993 of the Debentures. On an after-tax basis net investment income for 1994 was virtually unchanged at $16.1 million. Net realized investment gains for 1994 were $700,000 compared with $5.4 million for 1993.

               Interest expense increased 29% to $4.5 million in 1994 from $3.5 million in 1993. The increase was principally attributable to six months of interest expense recognized on the Debentures in 1994 compared with three months of interest expense in 1993.


               The Company's net loss for 1994 was $13.8 million, or $0.76 per share, on a primary basis, compared with net income of $12.0 million, or $0.65 per share, for 1993. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $23.8 million, or $1.31 per share for property catastrophe events. The 1993 results were affected by after-tax charges to operations, net of reinsurance, of $5.9 million, or $0.32 per share for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1994 were
          18.1 million, compared with 18.5 million for 1993.

          INCOME TAXES

               Statement of Financial Accounting Standards No. 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future periods will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of June 30, 1994. The Company also has the ability to recover certain income taxes paid on capital gains if capital losses were to be realized. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.


          LIQUIDITY AND CAPITAL RESOURCES

               SCOR U.S. is a holding company. Its principal sources of cash are cash dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid, without prior approval of the New York Insurance Superintendent, by insurers domiciled in New York State, including SCOR Re, are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by New York Insurance Law) for the previous twelve months. During the twelve months ended June 30, 1994, $19.1 million of dividends were declared to SCOR U.S. At June 30, 1994, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $240.5 million.

               On March 29, 1993, SCOR U.S. sold at par $86.25 million of 5.25% Convertible Subordinated Debentures due April 1, 2000 through a private offering. The Debentures are not redeemable by the Company prior to April 3, 1996 and are convertible into approximately 3.4 million shares of SCOR U.S. common stock at a conversion price of $25.375 per share. Expenses incurred in the offering of approximately $1.8 million were deferred and are being amortized over the life of the Debentures. The Company contributed $50 million of the net proceeds to SCOR Re.

               On October 1, 1990 SCOR U.S. renewed a $20.0 million note which was payable on that date. The new note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement on this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments to be made by the counter party.

               SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At June 30, 1994, $11.0 million of commercial paper was outstanding.

               SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

               At June 30, 1994, the amount remaining under the Company's existing stock repurchase program is approximately $1.4 million, which may be utilized as market conditions permit. The Company has not repurchased any shares during 1994.

               The primary sources of liquidity for the SCOR U.S.
          insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash used in operating activities was $15.5 million for 1994 compared with cash provided by operations of $6.0 million for 1993. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large previously reserved casualty claims. The Company has not suffered any adverse effect due to the recent catastrophe activity in the timing of recoveries or credit worthiness of retrocessionnaires. Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

               During 1993, the Company incurred $9.4 million of capital expenditures, which primarily related to the development of information systems. At June 30, 1994, the Company had no significant commitments for capital expenditures.

               Effective January 1, 1991, SCOR Re and certain of the Company's other operating subsidiaries operate under a reinsurance pooling agreement pursuant to which the net amounts under all new and renewal business written by each such company are pooled. The net balances of the pool are then distributed to each company in accordance with established proportions.

               At June 30, 1994, total investments and cash at carrying value were $674.7 million compared with $733.8 million at December 31, 1993. The decreased level of investments and cash is primarily attributable to the decrease during the period in the fair value of investments carried at fair value and the negative cash flow from operations during the period. SCOR U.S. fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 7 years. Approximately 98% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investment in real estate or high yield bonds. At June 30, 1994, the Company did not have any non-income producing investments.

               SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of the principal operating subsidiaries, which at June 30, 1994 averaged approximately 4.5 years.

               The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net gains (losses) resulting from foreign currency transactions during the six month periods ended June 30, 1994 and 1993 were $ 200,000 and (200,000), respectively.

               Stockholders' equity at June 30, 1994 was $246.8 million, a decrease of $43.9 million over December 31, 1993. This decrease resulted primarily from the net loss of $13.8 million for the period, unrealized depreciation of investments carried at fair value, net of tax effect, of $26.9 million, and cash dividends declared of $3.3 million.

               The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written to surplus ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were 1.08 to 1 and 0.81 to 1 for 1994 and 1993, respectively.

          REGULATORY MATTERS

               The National Association of Insurance Commissioners ("NAIC"), an organization that assists state insurance regulators in achieving regulatory objectives, established minimum capital requirements, referred to as risk based capital, by adopting a risk-based capital formula for property and casualty companies in December 1993. The risk based capital formula will be applied to statutory financial statements beginning for the year ending December 31, 1994. The essential elements of these requirements focus on a company's types of business, historical loss development patterns and asset quality. Based on the preliminary assessment of the requirements, however, SCOR U.S. believes that the statutory surplus of each of its operating subsidiaries will be sufficient to meet these risk based capital requirements and to conduct its respective operations.

               The NAIC is currently developing an Investments of Insurers Model Act, which, if adopted by state regulatory authorities, would establish uniform limitations upon the type and amounts of investments insurers may hold. Based upon the current proposals of this Model Act, which are subject to review and change, the Company does not believe a uniform standard would significantly affect the current investment mix or operations of its insurance and reinsurance subsidiaries.

          ACCOUNTING PRONOUNCEMENTS

               Effective as of December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under SFAS 115, investments are classified into three categories. Debt securities that management has the positive intent and the ability to hold to maturity are classified as "held to maturity" and reported at amortized cost. Debt and equity securities that are bought and held for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value with unrealized gains and losses included in earnings.
          Debt and equity securities not classified as either of the above categories are classified as "available for sale securities" and reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. The adoption of SFAS 115 did not have any effect on the Company's financial position or its results from operations.

               The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 has had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, $2.6 million, or $0.14 per share (after-tax), is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the three months and six months ended June 30, 1993 was to increase net income by $19,000, or $0.00 per share, and $1.3 million, or $0.06 per share, respectively.

               In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). The significant provisions of SFAS 113 require grossing-up the balance sheet to eliminate the reporting of assets and liabilities relating to reinsured contracts net of the effects of reinsurance, establish the conditions for a contract to be accounted for as reinsurance, require the deferral and amortization of any gain from retroactive contracts as defined in SFAS 113, and provide guidance in assessing transfer of insurance risk in reinsurance. The adoption of SFAS 113 did not have a material effect on the Company's financial position or its results from operations.

                             PART II.  OTHER INFORMATION


          ITEM 1. LEGAL PROCEEDINGS

          SCOR Re, GSIC, Unity Fire and GSIND are each a party to various lawsuits arising in the normal course of their business. SCOR U.S. does not believe that any of the litigation to which SCOR Re, GSIC, Unity Fire or GSIND is currently a party will have a material adverse effect on the operating results or financial condition of SCOR U.S. and its subsidiaries.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the June 6, 1994 Annual Meeting of the Stockholders of SCOR U.S. ("Meeting"), held in New York City, the stockholders voted to elect the nominated slate of three directors, each to serve until the Annual Meeting in 1997, to approve amendments to the Stock Option Plan for Directors and to ratify the appointment of KMPG Peat Marwick ("Peat Marwick") as independent auditors of SCOR U.S. for 1994.

          Holders of record of the Company's common stock as of April 18, 1994 were entitled to vote at the Meeting. On April 18, 1994, there were 18,140,835 shares of common stock outstanding and entitled to vote, and 17,596,616 of such shares were represented at the Meeting. Each of the directors received at least 99.9% of the shares cast in favor of his election. The shares cast for each director are as follows: Raymond H. Deck: 17,592,104 shares for and 4,512 shares withheld; Richard M. Murray: 17,591,238 shares for and 5,378 shares withheld; and Serge M.P. Osouf:
          17,581,039 shares for and 15,577 shares withheld.

          With respect to the approval to amend the Stock Option Plan for Directors, the shares cast were 17,312,874 for, 267,701 shares against and 16,041 shares in abstention.

          With respect to the ratification of the appointment of Peat Marwick, the shares cast were 17,582,703 for, 2,212 shares against and 11,701 shares in abstention. There were no broker non-votes for any of the matters voted upon at the Meeting.

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

          9(c) SCOR REINSURANCE COMPANY 1994 VOTING TRUST AGREEMENT, dated as of June 6, 1994 among SCOR Reinsurance Company, SCOR U.S. Corporation and the Voting Trustees

          10(t) SCOR U.S. CORPORATION STOCK OPTION PLAN FOR DIRECTORS as amended by vote of the stockholders at the Annual Meeting of Stockholders held on June 16, 1994.

          11        Computation of Earnings per Share

          15        Letter re Unaudited Interim Financial Information

          b) Reports on Form 8-K

                    None.

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCOR U.S. Corporation
                                        (Registrant)





          Dated: August 11, 1994        Jeffrey D. Cropsey
                                        (Signature)
                                        Senior Vice President and
                                        Chief Financial Officer