Form 10-Q/A
period 1994-06-30
SCOR US CORP
filed 1994-08-16
CIK 798363

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C. 20549


          (Mark One)

                    ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the period ended June 30, 1994

                                            OR

                    (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                    For    the   transition   period   from   _____________   to
          _____________

                                Commission file no. 0-15176


                                   SCOR U.S. CORPORATION

                  (Exact name of registrant as specified in its charter)

          Delaware                                          75-1791342
          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)           Identification No.)


          110 William Street, Suite 1800
          New York, New York                                10038-3995
          (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number,                (212) 978-8200
          including area code


          Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



          At August 11, 1994, there were 18,194,435 shares of Common Stock, $.30 par value outstanding.

                                        INDEX


     PART I. FINANCIAL INFORMATION                               PAGE NO.

     Item 1.   Financial Statements

               Independent Auditors' Report                            3

               Consolidated Balance Sheets
               June 30, 1994 and December 31, 1993                    4-5

               Consolidated Statements of Operations
               Three Months and Six Months ended June 30, 1994        6-7
                and 1993

               Consolidated Statements of Stockholders' Equity
               Six Months ended June 30, 1994 and 1993                 8

               Consolidated Statements of Cash Flows
               Three Months and Six Months Ended June 30, 1994         9-10
                and 1993

               Notes to Consolidated Financial Statements             11-14

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          15-24


     PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings                                      25


     Item 4.   Submission Of Matters To a Vote of Security Holders    25


     Item 6.   Exhibits And Reports On Form 8-K                       25-26


     Signatures                                                       26