Form 10-Q
period 1994-09-30
SCOR US CORP
filed 1994-11-14
CIK 798363

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


     (Mark One)

               ( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended September 30, 1994

                                          OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ___________

                             Commission file no. 0-15176


                                SCOR U.S. CORPORATION

                (Exact name of registrant as specified in its charter)

     Delaware                                                    75-1791342
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     110 William Street, Suite 1800
     New York, New York                                          10038-3995
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code      (212) 978-8200


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


     At November 11, 1994, there were 18,196,512 shares of Common Stock, $.30 par value, outstanding.

                                      FORM 10-Q
                                SCOR U.S. CORPORATION

                                        INDEX


     PART I. FINANCIAL INFORMATION                            PAGE NO.

     Item 1.Financial Statements

            Independent Auditors' Report                             3

            Consolidated Balance Sheets
            September 30, 1994 and December 31, 1993               4-5

            Consolidated Statements of Operations
            Three Months and Nine Months ended September 30,
            1994 and 1993                                          6-7

            Consolidated Statements of Stockholders' Equity
            Nine Months ended September 30, 1994 and 1993            8

            Consolidated Statements of Cash Flows
            Three Months and Nine Months Ended September 30,
            1994 and 1993                                         9-10

            Notes to Consolidated Financial Statements           11-14

     Item 2.Management's Discussion and Analysis of
            Financial Condition and Results of Operations        15-24


     PART II. OTHER INFORMATION


     Item 1.  Legal Proceedings                                     25


     Item 6.  Exhibits And Reports On Form 8-K                      25


     Signatures                                                     25

                            INDEPENDENT AUDITORS' REVIEW REPORT



          The Board of Directors
          SCOR U.S. Corporation:

               We have reviewed the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries (the Company) as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month and nine month periods ended September 30, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management.

               We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

               As discussed in Note 3 to the consolidated financial statements for the three month and nine month periods ended September 30, 1994, the Company changed its method of accounting for multiple year retrospectively rated reinsurance contracts and for the adoption of the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 113,"Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in 1993.

                                                         KPMG Peat Marwick LLP
                                                         (Signature)




          New York, New York
          October 27, 1994

                                   SCOR U.S. CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                                    September 30,  December 31,
                                                            1994          1993

          ASSETS
          Investments:
            Fixed maturities:
              Available for sale, at fair value
               (amortized cost: $596,961 and $558,882)  $ 575,584     $ 581,104
              Held to maturity, at amortized cost
               (fair value: $23,373 and $27,109)           23,484        24,876
            Equity securities, at fair value
               (cost: $15,655 and $15,581)                 16,465        18,951
            Short-term investments, at cost                53,864        90,642
            Other long-term investments                     1,166         1,081
                                                          670,563       716,654

          Cash                                              9,079        17,096
          Accrued investment income                        10,429        10,169
          Premiums receivable                              85,036        80,319
          Reinsurance recoverable on paid losses:
            Affiliates                                     15,889         9,498
            Other                                          50,819        27,329
          Reinsurance recoverable on unpaid losses:
            Affiliates                                    119,340       134,154
            Other                                          97,676        87,689
          Prepaid reinsurance premiums:
            Affiliates                                     10,794        14,578
            Other                                          10,849        11,839
          Deferred policy acquisition costs                25,645        24,140
          Deferred Federal income tax benefits             40,172        11,894
          Investment in affiliates                         11,260        10,789
          Other assets                                     44,415        37,963
                                                      $ 1,201,966   $ 1,194,111



          See notes to consolidated financial statements.



                                   SCOR U.S. CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                                    September 30,  December 31,
                                                            1994          1993

          LIABILITIES
            Losses and loss expenses                   $  606,950    $  562,209
            Unearned premiums                             121,085       114,376
            Funds held under reinsurance treaties:
              Affiliates                                    3,671        21,777
              Other                                        19,212        17,825
            Reinsurance balances payable:
              Affiliates                                   12,570        18,196
              Other                                        61,399        42,037
            Convertible subordinated debentures            86,250        86,250
            Notes payable                                  20,000        20,000
            Commercial paper                               11,099        10,721
            Other liabilities                              14,208        10,031
                                                          956,444       903,422

          STOCKHOLDERS' EQUITY
            Preferred stock, no par value, 5,000
              shares authorized; no shares issued             -0-           -0-
            Common stock, $0.30 par value,
              50,000 shares authorized;
              18,356 and 18,299 shares issued               5,507         5,490
            Additional paid-in capital                    113,442       112,670
            Unrealized appreciation (depreciation)
             of investments                               (13,368)       16,634
            Foreign currency translation adjustment           164            12
            Retained earnings                             141,261       157,532
            Treasury stock, at cost
              (160 and 190 shares)                         (1,484)       (1,649)
                                                          245,522       290,689
                                                      $ 1,201,966   $ 1,194,111


            See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)
                                     (in thousands, except per share data)


                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,

                                                   1994         1993         1994             1993


     REVENUES

     Net premiums earned                     $   55,542   $   59,847  $   173,210    $     170,329
     Net investment income                       10,157       10,893       30,363           31,791
     Net realized investment gains                  323        2,068        1,059            7,425
                                                 66,022       72,808      204,632          209,545

     LOSSES AND EXPENSES

     Losses and loss expenses, net               39,060       40,640      152,558          112,384
     Commissions, net                            14,144       15,708       46,019           43,477
     Other underwriting and
      administration expenses                     6,799        6,660       19,586           19,666
     Other expenses                               1,590        1,011        3,065            2,939
     Interest expense                             2,454        2,409        6,982            5,930
                                                 64,047       66,428      228,210          184,396
     Income (loss) from operations before
      Federal income taxes and cumulative
      effect of accounting changes                1,975        6,380      (23,578)          25,149
     Federal income taxes (benefit)                (472)         572      (12,210)           4,695
     Income (loss) from operations                2,447        5,808      (11,368)          20,454
     Cumulative effect of accounting changes        -0-          -0-          -0-           (2,600)
     Net income (loss)                       $    2,447   $    5,808  $   (11,368)   $      17,854

     See notes to consolidated financial statements.



                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (Unaudited)
                                     (in thousands, except per share data)
                                               Three Months Ended              Nine Months Ended
                                                  September 30,                   September 30,

                                                   1994         1993         1994             1993


     PER SHARE DATA

     PRIMARY
     Average common and common
      equivalent shares outstanding              18,212       18,425       18,146           18,464
     Income (loss) from operations           $     0.13   $     0.32  $     (0.63)   $        1.11
     Cumulative effect of accounting changes        -0-          -0-          -0-            (0.14)
     Net income (loss)                       $     0.13   $     0.32  $     (0.63)   $        0.97

     FULLY DILUTED

     Average common and common
      equivalent shares outstanding              18,212       21,819       18,146           20,749
     Income (loss) from operations           $     0.13   $     0.30  $     (0.63)   $        1.06
     Cumulative effect of accounting changes        -0-          -0-          -0-            (0.12)
     Net income (loss)                       $     0.13   $     0.30  $     (0.63)   $        0.94



     See notes to consolidated financial statements.


                                SCOR U.S. CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           Nine Months Ended September 30,
                                     (Unaudited)
                        (in thousands, except per share data)

                                                         1994        1993

     COMMON STOCK
     Balance at beginning of year                    $  5,490    $  5,453
     Issuance of common stock                              17          37
     Balance at end of period                           5,507       5,490

     ADDITIONAL PAID-IN CAPITAL
     Balance at beginning of year                     112,670     112,068
     Issuance of common stock                             700       1,416
     Change in unpaid stock options exercised              72        (786)
     Balance at end of period                         113,442     112,698

     UNREALIZED APPRECIATION (DEPRECIATION)
       OF INVESTMENTS
     Balance at beginning of year                      16,634      11,416
     Change in unrealized appreciation                (30,002)     11,268
     Balance at end of period                         (13,368)     22,684

     FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Balance at beginning of year                          12         254
     Change in foreign currency
       translation adjustment                             152        (447)
     Balance at end of period                             164        (193)

     RETAINED EARNINGS
     Balance at beginning of year                     157,532     138,002
     Net income                                       (11,368)     17,854
     Dividends ($.27 and $.24 per share)               (4,903)     (4,348)
     Balance at end of period                         141,261     151,508

     TREASURY STOCK
     Balance at beginning of year                      (1,649)     (1,077)
     Net (purchases) reissuance of treasury stock         165        (423)
     Balance at end of period                          (1,484)     (1,500)

     TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD    $ 245,522   $ 290,687

     Common stock shares
     Balance at beginning of year                      18,299      18,176
     Issuance of common stock                              57         123
     Balance at end of period                          18,356      18,299
     Treasury stock shares
     Balance at beginning of year                         190         153
     Net purchases (reissuance) of treasury stock         (30)         28
     Balance at end of period                             160         181


     See notes to consolidated financial statements.

                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (in thousands)


                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,

                                                                     1994      1993      1994   1993


     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                           $  2,447   $ 5,808 $(11,368)  $ 17,854
     Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
         Cumulative effect of accounting changes                      -0-       -0-       -0-     2,600
         Realized investment gains                                   (323)   (2,068)   (1,059)   (7,425)
         Changes in assets and liabilities:
            Accrued investment income                                (154)      859      (260)      579
            Premium balances, net                                  29,185     4,164     9,019    (3,980)
            Prepaid reinsurance premiums                              797     3,505     4,774    (2,439)
            Reinsurance recoverable on paid losses                (10,820)      (65)  (29,881)    7,003
            Deferred policy acquisition costs                         (36)      481    (1,505)   (1,429)
            Losses and loss expenses                              (15,879)      648    44,741     2,265
            Unearned premiums                                        (548)   (4,215)    6,709     4,863
            Reinsurance recoverable on unpaid losses                7,052     3,303     4,827   (11,050)
            Funds held under reinsurance treaties                    (321)      (62)  (16,719)     (553)
            Federal income taxes                                     (472)      570   (14,010)    9,894
            Other                                                  (3,967)    3,127    (3,766)    3,839
     Net cash provided by (used in) operating activities            6,961    16,055    (8,498)   22,021


     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (in thousands)

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                                     1994      1993      1994      1993

     CASH FLOWS FROM INVESTING ACTIVITIES
     Sales, maturities or redemptions
      of fixed maturities                                          54,168    89,096   192,956   272,193
     Sales of equity securities                                       207     1,863     4,723     6,816
     Net sales (purchases) of
      short-term investments                                        1,792    (3,426)   38,526   (46,416)
     Investments in fixed maturities                              (66,279)  (78,403) (225,947) (304,222)
     Investments in equity securities                              (1,685)     (871)   (3,900)   (5,239)
     Other                                                           (381)   (3,234)   (3,361)   (6,828)
     Net cash provided by (used in) investing activities          (12,178)    5,025     2,997   (83,696)

     CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends paid                                                (1,638)   (1,449)   (4,903)   (4,348)
     Proceeds from issuance of convertible
      subordinated debentures                                         -0-       -0-       -0-    85,172
     Proceeds from issuance of commercial paper-net                     3         8        30        65
     Repayment of notes payable                                       -0-    (8,000)      -0-    (8,000)
     Proceeds from stock options exercised                            565      (523)      610       437
     Other                                                          1,372       300     1,747       597
     Net cash provided by (used in) financing activities              302    (9,664)   (2,516)   73,923

     Net increase (decrease) in cash                               (4,915)   11,416    (8,017)   12,248
     Cash at beginning of period                                   13,994    21,210    17,096    20,378
     Cash at end of period                                       $  9,079 $  32,626  $  9,079 $  32,626


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

               The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 has had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, $2.6 million, or $0.14 per share (after-tax), is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the three months and nine months ended September 30, 1993 was to increase net income by $650,000, or $0.04 per share, and $1.95 million, or $0.11 per share, respectively.

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

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes and relate principally to loss reserve discounting, unearned premiums and unrealized appreciation (depreciation) of investments.

          A valuation allowance is provided when it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes that the deferred tax benefits will be fully realized in the future.



          5. REINSURANCE


               The effect of ceded reinsurance on the Statement of Operations for the three and nine months ended September 30, 1994 and 1993 are as follows (in thousands):




                        THREE MONTHS ENDED SEPTEMBER 30, 1994
                                                                     Loss
                                                                 and Loss
                                        Premium      Premium     Expenses
                                        Written       Earned     Incurred


          Direct                     $    5,183   $    3,395   $    2,108
          Assumed                        70,142       72,478       42,679
          Ceded- affiliate               (8,131)      (7,912)       1,218
          Ceded - other                 (11,403)     (12,419)      (6,945)
          Net                        $   55,791   $   55,542   $   39,060





                        THREE MONTHS ENDED SEPTEMBER 30, 1993

          Direct                     $    3,187   $    1,975   $      628
          Assumed                        77,906       83,333       47,956
          Ceded - affiliate             (12,643)     (12,238)     (12,014)
          Ceded - other                  (9,313)     (13,223)       4,070
          Net                        $   59,137   $   59,847   $   40,640

                         NINE MONTHS ENDED SEPTEMBER 30, 1994
                                                                     Loss
                                                                 and Loss
                                       Premiums     Premiums     Expenses
                                        Written       Earned     Incurred


          Direct                     $   11,138   $   10,218   $    7,744
          Assumed                       228,128      222,339      205,724
          Ceded - affiliate             (25,061)     (28,845)     (24,461)
          Ceded - other                 (29,512)     (30,502)     (36,449)
          Net                        $  184,693   $  173,210   $  152,558




                         NINE MONTHS ENDED SEPTEMBER 30, 1993

          Direct                     $    8,020   $    6,132   $    6,772
          Assumed                       233,733      230,760      158,757
          Ceded - affiliate             (34,682)     (33,258)     (35,095)
          Ceded - other                 (34,320)     (33,305)     (18,050)
          Net                        $  172,751   $  170,329   $  112,384


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



          UNDERWRITING RESULTS

               The underwriting results of a property and casualty insurer or reinsurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses by net premiums written for purposes of Statutory Accounting Practices ("SAP") and net premiums earned for purposes of Generally Accepted Accounting Principles ("GAAP"). The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% generally indicates underwriting profits and a combined ratio exceeding 100% generally indicates underwriting losses. Underwriting profit is only one element of overall profitability, which also includes investment results, interest expense and the effects of income taxation. Accordingly, the combined ratio alone should not be used to measure overall profitability. Except as indicated, the ratios discussed below have been calculated on a GAAP basis.

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


                                  Three Months Ended   Nine Months Ended
                                     September 30,        September 30,

                                         1994   1993      1994      1993

          GAAP RATIOS
          (Total Company)

          Loss ratio                     70.3%  67.9%     88.1%     66.0%

          Commission ratio               25.5%  26.2%     26.6%     25.5%
          U/W, admin. and other
          expense ratio                  15.1%  12.8%     13.1%     13.3%
          Expense ratio                  40.6%  39.0%     39.7%     38.8%

          Combined ratio                110.9% 106.9%    127.8%    104.8%

          SAP RATIOS

          Combined ratio                107.2% 104.1%    122.8%    105.8%


          * Reinsurance and insurance subsidiaries only.


          COMPARISON OF THIRD QUARTER RESULTS FOR 1994 WITH 1993

               Gross premiums written for 1994 decreased 7% to $75.3 million from $81.1 million in 1993. Net premiums written for 1994 decreased 6% to $55.8 million from $59.1 million for 1993. The decrease in premium volume was attributable principally to the continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, throughout 1994 the Company has been reducing its property business written on a pro rata basis. A combination of an acceleration in the reduction of this business and fewer attractive opportunities in targeted lines of business caused the reduction in 1994 premium volume.

               Net losses and loss expenses incurred decreased 4% in 1994 to $39.1 million from $40.6 million in 1993. The loss ratio was 70.3% for 1994 as compared with 67.9% for 1993. During 1994 the Company incurred $2.3 million of net losses ($2.0 million of gross losses) resulting from property catastrophe events, most of which was due to adverse claims development from the winter freezes in early 1994. Losses incurred relating to property catastrophe events adversely affected the 1994 loss ratio by 3.9 points. During 1993, the Company incurred $3.3 million of net losses ($2.9 million of gross losses) resulting from property catastrophe events, primarily the flood claims arising from Midwest storms in mid-1993, which adversely affected the loss ratio by 5.6 points.

               During 1994 and 1993, the Company ceded $20.3 million and $25.5 million of earned premiums, respectively. The Company recovered from retrocessionnaires $5.7 million and $7.9 million of losses during 1994 and 1993, respectively.

               Commission expenses decreased 10% to $14.1 million in 1994 from $15.7 million in 1993. The commission ratio was 25.5% for 1994, compared with 26.2% for 1993.

               Underwriting, administration and other expenses increased 9% in 1994 to $8.4 million from $7.7 million in 1993. The underwriting and other expense ratio was 15.1% for 1994 as compared with 12.8% for 1993.

               The combined ratio was 110.9% for 1994, compared with 106.9% for 1993. The effect of property catastrophe events on the 1994 and 1993 combined ratios was 3.8 points and 5.6 points, respectively.

               Net investment income for 1994 decreased 7% to $10.2 million from $10.9 million in 1993. Net investment income (pre-tax) has been affected adversely by the high level of claim payments made since mid-1992 related to catastrophic events. Offsetting the above factor was an increase in investment income related to the proceeds of the issuance by the Company in March, 1993 of $86.25 million of 5.25% Convertible Subordinated Debentures due April 1, 2000 ("Debentures") (see Liquidity and Capital Resources). On an after-tax basis, net investment income decreased 3% to $7.8 million for 1994, compared with $8.1 million in 1993. Net realized investment gains for 1994 were $300,000 compared with $2.1 million for 1993.

               Interest expense increased 2% to $2.5 million in 1994 from $2.4 million in 1993.

               The Company's net income for 1994 was $2.4, or $0.13 per share, on a primary basis, compared with $5.8 million, or $0.32 per share, for 1993. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $1.4 million, or $0.08 per share for property catastrophe events, while the 1993 results were affected by after-tax charges to operations, net of reinsurance, of $2.2 million, or $0.12 per share for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1994 were 18.2 million, compared with 18.4 million for 1993.


          COMPARISON OF YEAR TO DATE RESULTS FOR 1994 WITH 1993

               Gross premiums written for 1994 decreased 1% to $239.3 million from $241.8 million in 1993. Net premiums written for 1994 increased 7% to $184.7 million from $172.8 million for 1993. Gross premiums written and net premiums written for 1994 were increased by $1.0 million and reduced by $5.0 million, respectively, of additional premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Excluding these reinstatement premiums, gross premiums written for 1994 decreased by 1% and net premiums written increased by 10%, compared with 1993. The decrease in premium volume was attributable principally to the Company's continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. Net premiums written increased in 1994 due to generally higher retention levels on the Company's current mix of business, including the attachment point of the Company's catastrophe protection.

               Net losses and loss expenses incurred increased 36% in 1994 to $152.6 million from $112.4 million in 1993. The loss ratio was 88.1% for 1994 as compared with 66.0% for 1993. During 1994 the Company incurred $33.7 million of net losses ($63.0 million of gross losses) resulting from property catastrophe events, which added 21.4 points to the loss ratio. Of these amounts, the January 1994 Northridge, California earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses. During 1993 the Company incurred $12.8 million of net losses ($14.6 million of gross losses) resulting from property catastrophe events, primarily the World Trade Center bombing, the East Coast blizzard, and the floods caused by Midwest storms which adversely affected the loss ratio by 7.5 points.

               During 1994 and 1993, the Company ceded $59.3 million and $66.6 million of earned premiums, respectively. The Company recovered from retrocessionnaires $60.9 million and $53.1 million of losses during 1994 and 1993, respectively. Ceded premiums in 1994 included $6.0 million of reinstatement premiums paid by the Company. Ceded losses in 1994 included $29.3 million of losses resulting from property catastrophe events.

               Commission expenses increased 6% to $46.0 million in 1994 from $43.5 million in 1993. The commission ratio was 26.6% for 1994, compared with 25.5% for 1993. The increase in the commission ratio for 1994 is primarily attributable to the effect of net reinstatement premiums related to the property catastrophe events, which added 0.8 points to the 1994 commission ratio.

               Underwriting, administration and other expenses in 1994 were $22.7 million, virtually unchanged from 1993. The underwriting and other expense ratio was 13.1% for 1994 as compared with 13.3% for 1993. The effect of net reinstatement premiums related to the property catastrophe events added 0.4 points to the 1994 ratio.

               The combined ratio was 127.8% for 1994, compared with 104.8% for 1993. The effect of property catastrophe events on the 1994 and 1993 combined ratio was 22.6 points and 7.5 points, respectively.

               Net investment income for 1994 decreased 4% to $30.4 million from $31.8 million in 1993. Net investment income (pre-tax) has been affected adversely by the high level of claim payments made since mid-1992 related to catastrophic events and the Company's managed shift toward a greater percentage of tax-exempt securities. Offsetting the above factors was an increase in investment income related to the proceeds of the issuance by the Company in March, 1993 of the Debentures. On an after-tax basis net investment income decreased 1% in 1994 to $23.9 million from $24.2 million in 1993. Net realized investment gains for 1994 were $1.1 million compared with $7.4 million for 1993.

               Interest expense increased 18% to $7.0 million in 1994 from $5.9 million in 1993. The increase was principally attributable to nine months of interest expense recognized on the Debentures in 1994 compared with six months of interest expense in 1993.

               The Company's net loss for 1994 was $11.4 million, or $0.63 per share, on a primary basis, compared with net income of $17.9 million, or $0.97 per share, for 1993. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $25.2 million, or $1.39 per share for property catastrophe events. The 1993 results were affected by after-tax charges to operations, net of reinsurance, of $8.3 million, or $0.45 per share for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1994 were
          18.1 million, compared with 18.5 million for 1993.

          INCOME TAXES

               Statement of Financial Accounting Standards No. 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future periods will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of September 30, 1994. The Company also has the ability to recover certain income taxes paid on capital gains if capital losses were to be realized. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

          LIQUIDITY AND CAPITAL RESOURCES

               SCOR U.S. is a holding company. Its principal sources of cash are cash dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid, without prior approval of the New York Insurance Superintendent, by insurers domiciled in New York State, including SCOR Re, are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by New York Insurance Law) for the previous twelve months. During the twelve months ended September 30, 1994, $18.4 million of dividends were declared to SCOR U.S. At September 30, 1994, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $239.3 million.

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

               On October 1, 1990 SCOR U.S. renewed a $20.0 million note which was payable on that date. The new note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement on this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for the fixed rate payments due on the loan. The floating rate, which resets every six months and is capped at 12 3/8%, was 11% as of October 1, 1994.

               SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At September 30, 1994, $11.1 million of commercial paper was outstanding.

               SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

               At September 30, 1994, the amount remaining under the Company's existing stock repurchase program is approximately $1.4 million, which may be utilized as market conditions permit. The Company has not repurchased any shares under this program during 1994.

               The primary sources of liquidity for the SCOR U.S.
          insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash used in operating activities was $8.5 million for the 1994 nine month period compared with cash provided by operations of $22.0 million for the 1993 nine month period. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large previously reserved casualty claims. The Company has not suffered any adverse effect due to the recent catastrophe activity in the timing of recoveries or credit worthiness of retrocessionnaires. Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

               During 1993, the Company incurred $9.4 million of capital expenditures, which primarily related to the development of information systems. At September 30, 1994, the Company had no significant commitments for capital expenditures.

               Effective January 1, 1991, SCOR Re and certain of the Company's other operating subsidiaries operate under a reinsurance pooling agreement pursuant to which the net amounts under all new and renewal business written by each such company are pooled. The net balances of the pool are then distributed to each company in accordance with established proportions.

               At September 30, 1994, total investments and cash at carrying value were $679.6 million compared with $733.8 million at December 31, 1993. The decreased level of investments and cash is primarily attributable to the decrease during the period in the fair value of investments carried at fair value and the negative cash flow from operations during the period. SCOR U.S. fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 7 years. Approximately 98% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investment in real estate or high yield bonds. At September 30, 1994, the Company did not have any non-income producing investments.

               SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of the principal operating subsidiaries, which at September 30, 1994 averaged approximately 4.5 years.

               The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net losses resulting from foreign currency transactions during the nine month periods ended September 30, 1994 and 1993 were $200,000 and $300,000, respectively.

               Stockholders' equity at September 30, 1994 was $245.5 million, a decrease of $45.2 million compared with December 31, 1993. This decrease resulted primarily from the net loss of $11.4 million for the period, unrealized depreciation of investments carried at fair value, net of tax effect, of $30.0 million, and cash dividends declared of $4.9 million.

               The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written to surplus ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were 1.03 to 1 and 0.85 to 1 for 1994 and 1993, respectively.


          REGULATORY MATTERS

               The National Association of Insurance Commissioners ("NAIC"), an organization that assists state insurance regulators in achieving regulatory objectives, established minimum capital requirements, referred to as risk based capital, by adopting a risk-based capital formula for property and casualty companies in December 1993. The risk based capital formula will be applied to statutory financial statements beginning for the year ending December 31, 1994. The essential elements of these requirements focus on a company's types of business, historical loss development patterns and asset quality. Based on the preliminary assessment of the requirements, SCOR U.S. believes that the statutory surplus of each of its operating subsidiaries will be sufficient to meet these risk based capital requirements and to conduct its respective operations.

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

               The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively-Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 has had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, $2.6 million, or $0.14 per share (after-tax), is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the three months and nine months ended September 30, 1993 was to increase net income by $650,000, or $0.04 per share, and $1.95 million, or $0.11 per share, respectively.

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


          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               11   Computation of Earnings per Share

               15   Letter re Unaudited Interim Financial Information

               27   Financial Data Schedule

          b)   Reports on Form 8-K

                    None.



          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SCOR U.S. Corporation
                                        (Registrant)





          Dated: November 11, 1994      Jeffrey D. Cropsey
                                        (Signature)
                                        Jeffrey D. Cropsey
                                        Senior Vice President and
                                        Chief Financial Officer