Form 10-K405
SCOR US CORP
filed 1995-03-31
CIK 798363

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1994

                             Commission file no. 0-15176
                                SCOR U.S. CORPORATION
                (Exact name of registrant as specified in its charter)

      Delaware                                              75-1791342
      (State or other jurisdiction                    (I.R.S. Employer
       incorporation or organization)              Identification No.)

      110 William Street (Suite 1800)
      New York, N.Y.                                        10038-3995
      (Address of principal executive offices)              (Zip Code)

      (Registrant's telephone number,                   (212) 978-8200
        including area code

      Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 New York Stock Exchange, Inc.
      Common Stock, $.30 par value                (Registered exchange)
      Securities registered pursuant to Section 12(g) of the Act:   None.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X]No[ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value as of March 28, 1995 of the voting stock held by non-affiliates of the registrant was $28,934,912 calculated using the closing sale price of the shares on The New York Stock Exchange on that date. At March 28, 1995, there were 18,164,620 shares of Common Stock, $0.30 par value, outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's Proxy Statement (the "Proxy Statement") for its 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year ended December 31, 1994.


                                       FORM 10-K
                                         INDEX

      PART I                                                           PAGE

      Item 1.     Business                                                3

      Item 2.     Properties                                             33

      Item 3.     Legal Proceedings                                      33

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                       33

      PART II

      Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters                                    34

      Item 6.     Selected Financial Data                                35

      Item 7.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    37

      Item 8.     Financial Statements and Supplementary Data            49

      Item 9.     Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 49

      PART III

      Item 10.    Directors and Executive Officers of the
                  Registrant                                             49

      Item 11.    Executive Compensation                                 49

      Item 12.    Security Ownership of Certain Beneficial
                  Owners and Management                                  49

      Item 13.    Certain Relationships and Related Transactions         49

      PART IV

      Item 14.    Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                50

      SIGNATURES                                                         50

      CONSOLIDATED FINANCIAL STATEMENTS                          F-1 - F-40

      SCHEDULES                                                   S-1 - S-7

      EXHIBIT INDEX

                                     PART I

      ITEM 1. BUSINESS

      GENERAL

           SCOR U.S. Corporation ("SCOR U.S." or, collectively with its subsidiaries, the "Company") is a holding company, the principal operating subsidiary of which is SCOR Reinsurance Company ("SCOR Re"). The Company also operates through SCOR Re's wholly owned subidiaries, General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND"). (SCOR Re, GSIC, Unity Fire and GSIND are collectively referred to as the "Operating Subsidiaries").

           The Company, through its subsidiaries, provides property and casualty insurance and reinsurance. Reinsurance is provided to primary insurance companies on both a treaty and facultative basis. SCOR Re specializes in underwriting treaties covering non-standard automobile, commercial and technical risks and provides property, casualty and special risk coverages on a facultative basis. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries and writes facultative business directly with primary insurance companies and through reinsurance intermediaries. GSIC and Unity Fire provide commercial property and casualty insurance on both a primary and excess basis and underwrite alternative risk market coverages. GSIND provides commercial property and casualty coverages on a surplus lines basis.

           The Company's principal competitive strengths include (i) its consistent and disciplined underwriting strategy, (ii) its diversified products and sources of business, (iii) financial security offered ceding companies and reinsurance intermediaries, and
      (iv) its relationship with its principal shareholder, SCOR S.A., Paris, France.

           The Operating Subsidiaries have emphasized the development of long-term relationships with medium-size, regional and specialty companies. The Company has historically underwritten substantial amounts of both property and casualty reinsurance on both a treaty and facultative basis. In 1994, property risks and casualty risks each represented approximately one-half of the Company's net premiums written and its treaty operations generated approximately 82% of its net premiums written.

           SCOR Re's treaty and facultative property operations specialize in technical risks, such as boiler and machinery, oil, gas and chemical plants and non-standard automobile coverages, and also underwrite a broad range of other types of property risks. SCOR Re underwrites casualty business on both a treaty and facultative basis, primarily focusing on the short-tail automobile and general liability lines, as opposed to long-tail risks, such as medical malpractice and most products liability lines. The Company believes that its emphasis on technical risks and short-tail exposures provides it with a greater opportunity to attain favorable underwriting results.

           As part of its underwriting strategy, the Company generally underwrites each piece of business separately with the goal of achieving favorable underwriting results rather than increasing market share. The Company has over time reduced its writings of business that fail to meet clearly defined profit margin standards, and increased its writings in certain targeted areas which it believes hold greater profit potential. The Company utilizes its actuaries to provide assistance in determining premiums to be charged for all significant treaties and facultative casualty contracts written on an excess of loss basis.

           The Company believes that its investment strategy, which emphasizes quality and liquidity, enhances the financial security it offers its ceding companies and reinsurance intermediaries. The Company's investment portfolio consists primarily of high-grade fixed maturity debt securities. As of December 31, 1994, virtually all of the Company's bond portfolio was rated A or better by Moody's Investors Services, Inc.

           The Company is protected against certain adverse loss reserve development through retrocessional agreements with SCOR S.A, its majority shareholder. Under those agreements, the Company has significant protection against adverse reserve development for all pre-1986 business and certain pre-1990 business. See "Retrocession Agreements".

           The Company believes that its relationship with SCOR S.A. strengthens its competitive position by providing the Company with management and underwriting expertise, increased underwriting capacity in certain business lines through retrocessional support, and assistance in identifying potential new products. With equity in excess of $1 billion, SCOR S.A., together with its reinsurance subsidiaries, ranks as the largest professional reinsurer in France and among the largest in the world.

           The Company is headquartered in New York and operates throughout the United States with SCOR Re facultative branches in Chicago, Dallas, Hartford, New York City and San Francisco.

      HISTORY

           SCOR U.S. was organized as a Delaware corporation in 1981 and prior to the completion of a public offering (the "Offering") in October 1986 of 4,000,000 shares of SCOR U.S. common stock, Societe Commerciale de Reassurance ("SCOR Paris"), a French reinsurer, and Caisse Centrale de Reassurance ("CCR"), a reinsurer wholly-owned by the French Government, owned 100% of the common stock of SCOR U.S. After the Offering, SCOR Paris and CCR owned approximately 68% of such stock. As a result of its participation in joint SCOR U.S.-SCOR Paris stock repurchase programs, as well as its purchase of CCR's shares of SCOR U.S. stock, SCOR Paris owned approximately 71% of the outstanding common stock of SCOR U.S. at December 31, 1989. A reorganization completed in France in November 1989 resulted in SCOR Paris and UAP Reassurances ("UAP Re"), a former subsidiary of Societe Commerciale Union des Assurances de Paris ("UAP"), becoming wholly-owned subsidiaries of SCOR S.A. In December 1990 SCOR Paris and UAP Re were merged into SCOR S.A.

           In March 1990, the Board of Directors of SCOR U.S. (the "Board") adopted an Agreement and Plan of Merger (the "Merger Agreement"), which provided for the merger (the "Merger") with and into SCOR U.S. of Rockleigh Management Corporation ("Rockleigh"), a Delaware corporation. Rockleigh provided treaty and facultative property and casualty reinsurance through two operating subsidiaries, General Security Assurance Corporation of New York ("General Security") and Unity Fire. General Security and Unity Fire were commonly known as "The Unity Group". The Merger Agreement was executed as of March 6, 1990, and was approved by the stockholders of SCOR U.S. in June 1990. In connection with the merger, 5,353,427 shares of SCOR U.S. common stock were issued to UAP Re in exchange for all of the outstanding common stock of Rockleigh. SCOR S.A. owned approximately 80% of the outstanding common stock of SCOR U.S. at December 31, 1994.

           As part of a reorganization of The Unity Group, effective January 1, 1991, all reinsurance business of Unity Fire, including related assets and liabilities as of that date, were transferred to General Security pursuant to an assumption reinsurance agreement. Subsequently, Unity Fire became a subsidiary of General Security.

           Effective January 1, 1994, General Security was merged into SCOR Re. Throughout this report, all references to SCOR Re reflect the combined entity resulting from the merger of General Security into SCOR Re. The purpose of the merger was to form a single operating entity for the Company's assumed reinsurance business.

           SCOR Re was organized in 1974 by SCOR Paris as part of the expansion of SCOR Paris's operations in the United States reinsurance market. SCOR Re operated as a Texas-based reinsurance company until 1985 when, as part of a general restructuring of its operations, it was merged into a newly-formed New York domiciled reinsurer which changed its name to the present name. Unity Fire was incorporated in New York in 1942 under the name Unity Fire Insurance Corporation. It was formed as the successor to the U.S. branch of a French insurer known in the United States as The Union Fire Accident and General Insurance Company, which had operated in the United States since 1910. Unity Fire's current name was adopted in 1950. General Security had been formed in New York in 1941 to succeed to the business and affairs of the U.S. branch of a French insurer known in the United States as General Fire Assurance Company. On December 4, 1992, SCOR Re acquired GSIC, formerly named The International Insurance Company of Takoma Park, Maryland. GSIC was formed in Maryland in 1936 by the General Conference of Seventh-day Adventists ("General Conference") and prior to its acquisition had provided various types of insurance to the General Conference. All of its prior business was transferred prior to its purchase by SCOR Re. GSIND, formerly named Southwest International Reinsurance Company, was organized in 1984 as a joint venture between the Company and The Dai-Tokyo Fire and Marine Insurance Company, Ltd. and has been a wholly-owned subsidiary of SCOR Re since 1990.

           SCOR Re is licensed to conduct property and casualty insurance and/or reinsurance business in 32 states and is an approved reinsurer in fourteen additional states. In addition, primary insurers ceding to SCOR Re can take credit for reinsurance with respect to such business in the remaining four states, as a result of the fact that SCOR Re is domiciled in a state with substantially similar laws and maintains certain minimum requirements regarding surplus to policyholders. GSIC is licensed to conduct property and casualty insurance and/or reinsurance business in 26 states. Unity Fire is licensed as a property and casualty insurer in 13 states and is an approved surplus lines insurer in one state. GSIND is a licensed property and casualty insurer in one state and is an approved surplus lines insurer in seven other states. In Canada, SCOR Re holds a Federal license and is licensed in the Province of Quebec, and Unity Fire holds a Federal license and is licensed in the Provinces of Alberta, British Columbia, New Brunswick and Ontario.

           SCOR U.S. believes that its combined reinsurance operations rank as the 17th largest professional reinsurance organization in the United States in terms of statutory surplus at December 31, 1994, based on a report by the Reinsurance Association of America (the "RAA"). When compared with companies in the RAA report that operate primarily in the brokered reinsurance market the Company ranks as the 11th largest professional reinsurance organization.

           The Company recently was notified by A.M. Best & Company, Inc. ("A.M. Best") that the rating of the Operating Subsidiaries has been reduced from "A+ (Superior)" to "A (Excellent)". A.M. Best attributed its action principally to the Company's volatile operating results. The only higher ratings obtainable from A.M. Best are "A++(Superior)" and "A+ (Superior)". A.M. Best is an independent insurance industry rating organization. A.M. Best's ratings are based on an analysis of the financial condition and operating performance of an insurance company as it relates to the industry in general. A.M. Best's publications indicate that the "A (Excellent)" rating is assigned to those companies which in A.M. Best's opinion have achieved excellent overall performance when compared to the standards established by A.M. Best and which have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. A.M. Best's ratings are based upon factors of concern to policyholders and may not adequately reflect the considerations applicable to an investment in an insurance or reinsurance company. A.M. Best reviews its ratings at least annually and there is no assurance that SCOR Re, GSIC, Unity Fire and GSIND will be able to maintain their current A.M. Best ratings.

      INDUSTRY OVERVIEW

      Reinsurance

           Reinsurance is a transaction in which a primary insurer transfers, or cedes, a portion of its insurance risk to a reinsurance company. In consideration for reinsuring risks, the reinsurer is paid a premium by the primary insurer. Although reinsurance does not legally discharge the primary insurer from its liability for the coverage provided by its policies, it does make the reinsurer liable to the primary insurer with respect to losses sustained under the policy or policies issued by the primary insurer that are covered by the reinsurance transaction.

           Reinsurance provides primary insurers with three major benefits: increased premium writing capacity by reducing exposure on individual risks; protection against catastrophic losses; and stabilization of underwriting results.

           In general, casualty insurance protects the insured against financial loss arising out of its obligation to others for loss or damage to persons or property. Property insurance protects the insured against financial loss arising out of the loss of property or its use caused by an insured peril. Property and casualty reinsurance protects the ceding company against loss to the extent of the reinsurance coverage provided. Property reinsurance involves a high degree of volatility but losses are generally reported within a relatively short time period after the event. A greater degree of unpredictability is associated with casualty risks because there tends to be a greater lag in the reporting and payment of casualty claims, due to the nature of the risk and the greater potential for litigation.

           Generally, there are two classes of reinsurance: treaty reinsurance and facultative reinsurance. Treaty reinsurance is a contractual arrangement that provides for the automatic reinsuring of an agreed type or category of risk underwritten by the primary insurer. In treaty reinsurance, the reinsurer generally does not evaluate each individual risk but rather evaluates the overall profit potential of the business assumed from the ceding company. Facultative reinsurance is the reinsurance of individual risks. Rather than agreeing to reinsure all or a portion of an entire class of risk, the reinsurer separately rates and underwrites each risk. Facultative reinsurance is traditionally purchased by primary insurers for individual risks not covered by their reinsurance treaties, for excess losses on risks covered by their reinsurance treaties, and for unusual risks. Typically, the demand for facultative reinsurance is inversely related to the supply of treaty reinsurance.

           The two major forms of reinsurance are proportional reinsurance and excess of loss reinsurance. Premiums received from both treaty and facultative reinsurance agreements vary according to, among other things, whether the reinsurance is on an excess of loss or on a proportional basis. Under proportional reinsurance, the reinsurer and the primary insurer share premiums and losses on a proportional basis. Under excess of loss reinsurance, the reinsurer indemnifies the primary insurer for all covered losses incurred on underlying insurance policies in excess of a specified retention.

           Premiums that the primary insurer pays to the reinsurer for excess of loss coverage are not directly proportional to the premiums that the primary insurer receives because the reinsurer does not assume a proportional risk. The price or rating of excess of loss reinsurance may be either a fixed percentage applied to the entire portfolio of business covered or may be calculated on a self-rating basis under which the rate is adjusted in accordance with actual losses, subject to a minimum and maximum premium.

           In proportional reinsurance, the reinsurer generally pays the primary insurer a ceding commission. The ceding commission is generally based on the primary insurer's cost of obtaining the business being reinsured (including commissions, local taxes, and miscellaneous administrative expenses). Furthermore, additional commissions may be paid to the ceding company based upon actual loss experience. The reinsurer generally does not pay any ceding commissions to the primary insurer in connection with excess of loss reinsurance.

           A reinsurer often reinsures some of its business with other reinsurers called retrocessionaires. Reinsurance companies enter into retrocessional agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

      Alternative Risk Market

           The volatility in cost and availability of traditional commercial insurance coverage has prompted many entities, both individually and in groups, to utilize a variety of mechanisms to insure their property and casualty risks. These vehicles include self-insurance, captive insurance companies, risk retention groups and government pools and trusts. SCOR U.S. and other reinsurance groups provide both insurance on an excess basis and reinsurance to such entities.

      UNDERWRITING

           SCOR Re provides property and casualty treaty and facultative reinsurance. Its treaty business is conducted out of its home office in New York City. Its facultative business is conducted out of its branch offices in Chicago, Dallas, Hartford, New York City and San Francisco.

           Unity Fire had operated as a property and casualty reinsurer, but subsequent to the above-mentioned 1991 reorganization of The Unity Group, it now provides property and casualty insurance coverages on a primary and excess basis. GSIC also operates as an insurer of such coverages in states where Unity Fire is not licensed. GSIND provides commercial property and casualty coverages on a surplus lines basis. It is the intent of the Company to merge Unity Fire and GSIC subject to approval by such companies' Boards of Directors and state regulatory authorities. The purpose of the merger is to form a single broadly licensed operating unit for the Company's primary and excess insurance business, including alternative risk business. GSIC, Unity Fire and GSIND wrote a limited amount of business in 1994.

      Intercompany Pooling Agreement

           Effective January 1, 1991, SCOR Re and the other Operating Subsidiaries operate under a reinsurance pooling agreement pursuant to which the net amounts under all new and renewal business written by each such company is pooled. The net balances of the pool are then distributed to each company in accordance with established proportions.


      UNDERWRITING STRATEGY

           SCOR Re specializes in underwriting treaties covering commercial, technical and non-standard automobile risks and in the provision of facultative property, casualty and special risk covers. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries and conducts its facultative operations directly with primary insurers and through reinsurance intermediaries. The underwriting strategies of the Company's operating subsidiaries are based upon long-term disciplined underwriting practices. These practices, which react to current industry conditions, may result in fluctuations in the Company's mix of business from year to year. The following table presents certain information with respect to the business written by the principal SCOR U.S. operating subsidiaries for the years indicated:

      (Dollars in thousands)                      TREATY
                                          Year Ended December 31,

                                          1994      1993     1992

      Gross Premiums Written          $228,795  $268,333 $237,376
      Net Premiums Written             190,361   209,311  169,330
      Net Premiums Earned              187,833   200,663  156,095
      Net Losses Incurred              164,566   140,961  147,854
      Commissions                       54,442    59,816   52,027

                                              FACULTATIVE
                                           Year Ended December 31,

                                          1994      1993     1992

      Gross Premiums Written           $77,997   $66,186  $67,452
      Net Premiums Written              40,699    36,102   36,213
      Net Premiums Earned               40,411    35,388   35,955
      Net Losses Incurred               26,704    15,331   12,691
      Commissions                        4,992     1,508    3,933

                                                   TOTAL
                                          Year Ended December 31,

                                          1994      1993     1992

      Gross Premiums Written          $306,792  $334,519 $304,828
      Net Premiums Written             231,060   245,413  205,543
      Net Premiums Earned              228,244   236,051  192,050
      Net Losses Incurred              191,270   156,292  160,545
      Commissions                       59,434    61,324   55,960

                Net losses incurred for 1994 were adversely affected by $32.2 million of losses resulting from property catastrophe events. The January 1994 Northridge earthquake ("Northridge Earthquake") accounted for $26.1 million of the total for 1994. Gross premiums written and net premiums written for 1994 were increased by $1.0 million and reduced by $5.0 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections primarily related to the Northridge earthquake.

                Net losses incurred for 1993 were adversely affected by $13.7 million of losses resulting from property catastrophe events. Net losses incurred for 1992 were adversely affected by $50.9 million of losses resulting from property catastrophe events (primarily Hurricane Andrew). Gross premiums written and net premiums written for 1992 were increased by $5.6 million and reduced by $6.5 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections subsequent to Hurricane Andrew.

                SCOR Re has historically written substantial amounts of both casualty and property business. During 1994 the Company accelerated its withdrawal from property pro rata treaties that contained rates and/or conditions deemed to be inadequate. This strategy, along with the targeting of additional casualty business, has caused the Company's overall portfolio mix to continue to shift towards a more balanced split between property and casualty businesss. The following table presents gross premiums written and net premiums written segregated by the general nature of the risks underwritten:

                                  Gross Premiums Written
                                  (Dollars in thousands)

                           Casualty            Property
                                    % of                % of    Total
                        Amount     Total    Amount     Total    Amount

      1994            $142,703      46.5  $164,089      53.5  $306,792
      1993             125,475      37.5   209,044      62.5   334,519
      1992              91,448      30.0   213,380      70.0   304,828

                                   Net Premiums Written
                                  (Dollars in thousands)

                            Casualty           Property
                                    % of                % of    Total
                        Amount     Total    Amount     Total    Amount

      1994            $114,988      49.8  $116,072      50.2  $231,060
      1993             105,726      43.1   139,687      56.9   245,413
      1992              74,094      36.0   131,449      64.0   205,543

      Treaty Reinsurance

          Underwriting philosophy, quality of management, claims handling ability, financial strength of the ceding insurance company, and the pricing and make-up of the portfolio to be assumed, as well as historical loss experience and exposure data, are among the primary factors considered by SCOR Re in determining whether to accept and continue to participate on a particular treaty. Generally, the Company's treaty department (the "Treaty Department") performs underwriting audits before agreeing to enter into a significant new treaty relationship. Before the Treaty Department agrees to accept a significant new casualty treaty, the Company's claims department (the "Claims Department") generally performs claims audits of the prospective ceding company. In addition, the Company's actuarial department (the "Actuarial Department") provides assistance in determining the premium to be charged for all significant excess of loss contracts. The Actuarial Department utilizes both exposure rating and experience rating techniques in evaluating the rate adequacy of all significant excess of loss treaty submissions before they are bound. The Actuarial Department utilizes explicit trend factors in its pricing activities. The factors are specifically designed to account for the impact of inflation.

          The amount of premium received and ultimate profitability of results experienced by the reinsurer for reinsuring risks on a proportional basis are generally tied to the primary insurer's initial pricing and underwriting standards. Thus, if the primary insurer does not accurately estimate the ultimate losses to be incurred on the risk insured, the reinsurer could incur substantial underwriting losses. Excess of loss reinsurance allows the reinsurer the flexibility to negotiate terms and conditions, as well as a premium based on the reinsurer's own estimate of its exposure to losses. As a practical matter, however, the amount of premium that the primary insurer charges, which may be subject to governmental regulation, may affect the rates that may be charged by the reinsurer.

          Once a treaty is written, a reinsurer is not involved in the day-to-day decisions of the ceding company with respect to the underwriting of insurance policies covered by the treaty. However, treaty contracts contain provisions that allow the reinsurer access to the ceding company's records in order to review any changes in underwriting philosophy, the quality of risks accepted, price adequacy and compliance with the terms of the treaty. SCOR Re undertakes such audits for a majority of its major accounts on an annual basis. Further, the Claims Department performs periodic audits of overall claims operations of significant ceding companies as well as of specific losses.

          SCOR Re writes treaty reinsurance almost exclusively through reinsurance intermediaries. SCOR Re seeks to be a lead reinsurer on treaties in which it participates, a factor that SCOR Re believes permits it to more effectively influence the terms and conditions of a treaty. SCOR Re is a lead reinsurer on treaties representing approximately 43% of its gross treaty premiums written for underwriting year 1994.

          SCOR Re's Treaty Department concentrates underwriting activity in "working layer" areas (generally the first $1 million to $5 million of limit) where loss frequency, quicker loss settlement and reporting factors, as well as the increased ability to analyze the reinsurer's exposure from ceded coverages and limits, can generally yield more accurate and credible pricing analyses. SCOR Re's Treaty Department emphasizes medium-size, regional, or specialty companies which are believed to offer a more stable environment for coverage conditions and rates. In addition, in this market SCOR Re believes that its technical underwriting process provides greater opportunity to influence underwriting results. Property underwriting reflects an emphasis on technical risks (as described below), while casualty underwriting emphasizes short-tail exposures in the automobile and general liability lines of business where claims develop over a shorter period of time than do claims arising in such lines of business as medical malpractice and products liability. A significant growth area in SCOR Re's treaty underwriting has been in non-standard automobile liability. For 1994, non-standard automobile represented 20% of the Treaty Department's net premium writings.
      SCOR Re typically writes gross capacity for property of up to $5.0 million as to any one ceding company program and for casualty of up to $2 million as to any one ceding company program. SCOR Re's gross capacity for catastrophe business is $8.0 million per program. See "Retrocession Agreements" for a discussion of amounts retained by SCOR Re.

          The portion of SCOR Re's treaty business that was previously written by General Security prior to its merger into SCOR Re is predominantly property reinsurance, with emphasis on proportional reinsurance. In addition to participation in large programs, a special effort had been made to reinsure smaller regional companies. Because of their more modest size and resources, these companies generally concentrate on less complex types of business (such as homeowners and small commercial risks). In addition, such companies rely more extensively on the use of proportional reinsurance and tend to develop long-term relationships with the reinsurer.

          General Security had developed its reinsurance treaty operations over a period of almost fifty years using intermediaries as its source of business. Because of its long-term presence in the reinsurance market, the consistency of its underwriting approach and its continuous emphasis on service, General Security participated in a very broad cross-section of property reinsurance programs.

          Treaty operations generated approximately $190.4 million, or 82%, of SCOR Re's net written premium volume in 1994. Property and casualty treaties represented approximately 48% and 52%, respectively, of total treaty net written premium volume. As of December 31, 1994, SCOR Re was a party to 145 proportional treaties, representing 23% of treaties in force and accounting for 83% of treaty gross written premiums, and 499 excess of loss treaties, representing 77% of treaties in force and 17% of gross treaty premiums written. SCOR Re entered into reinsurance treaties with 290 ceding companies in 1994. As previously indicated the Company has accelarated its withdrawal from property pro rata treaties deemed to have inadequate terms and/or conditions. This strategy has contributed to approximately one third fewer treaties in force at December 31, 1994 compared with December 31, 1993. The Company's strategy continued in 1995 and following the January 1995 renewal season the number of treaties in force were further reduced by approximately 25%. The Company has been increasing its share of treaties written in an attempt to develop fewer but larger cedent relationships and maintain or increase its premium volume while reducing its treaty count. SCOR Re's Treaty Department comprises twelve underwriters, with an average of over 18 years industry experience.

          Effective January 1, 1992, General Security entered into a management agreement with California Reinsurance Management Corporation ("Cal Re"). Pursuant to that agreement Cal Re places property insurance business on a treaty basis with SCOR Re as the successor to General Security. SCOR Re retained approximately 21% of the business during 1994 and retroceded the remainder to a pool, managed by Cal Re, comprised of domestic and foreign reinsurers, most of which have been members prior to 1992. SCOR U.S. owns approximately 92% of the outstanding stock of Cal Re.

      Facultative Reinsurance

          Facultative reinsurance involves separate negotiation of each risk being underwritten; therefore, the reinsurer is in a better position to influence the terms of the original insurance. The Actuarial Department assists in the pricing of complex facultative casualty submissions. The Facultative casualty unit conducts business both directly with ceding companies and through reinsurance intermediaries out of SCOR Re's Chicago, Dallas, Hartford, New York City and San Francisco branch offices. The Facultative property unit conducts business directly with ceding companies from these branch offices, and through reinsurance intermediaries from the intermediary unit located in Hartford. SCOR Re's facultative operations generated approximately $40.7 million, or 18%, of its net written premium volume in 1994. Property and casualty coverages represented 28% and 72%, respectively, of SCOR Re's total facultative net premium volume.

      Facultative Property

          SCOR Re's facultative property underwriting focus has been directed toward large technical risks such as boiler and machinery; oil, gas and chemical plants; operating utilities; manufacturing facilities; heavy commercial, industrial and builder's risks; and real estate. Generally, this business involves insurance policies covering property values in excess of $20 million. The Department operates with a gross capacity of $20 million per risk, on a maximum foreseeable loss basis (as determined by SCOR Re underwriters). See "Retrocession Agreements" for a discussion of amounts retained by SCOR Re.

          In order to evaluate and underwrite these risks, SCOR Re believes that specialized technical analysis is required. SCOR Re has 13 underwriters in the Facultative property unit, substantially all of whom have engineering or closely related technical degrees and have joined SCOR Re from the engineering industry or specialized underwriting organizations that place considerable emphasis on the engineering aspects of the insured risks. In addition to an average engineering industry or related experience of seven years, the staff averages 12 years of insurance and reinsurance industry experience.

          Facultative property reinsurance is provided to targeted primary companies selected for their compatibility with SCOR Re's underwriting approach and experience in this specialized area. Marketing is accomplished by direct calls to ceding companies, attendance at key industry functions, technical presentations, participation in industry associations and through reinsurance intermediaries. During 1994, 20% of SCOR Re's facultative property certificates (accounting for 55% of gross premiums written) were written on a proportional basis, with the remaining 80% (accounting for 45% of gross premiums written) written on an excess of loss basis.

      Facultative Casualty

          SCOR Re's Facultative casualty unit primarily reinsures risks in the commercial automobile and general liability areas, focusing on working layer (generally the first $1 million of liability) and lower excess and umbrella layer (generally the next $1 million to $10 million of liability) business, which SCOR Re believes permits more accurate claims prediction and, therefore, more accurate pricing, because the frequency and more rapid reporting and settlement of claims allows greater statistical reliability. During 1994, all of SCOR Re's facultative casualty certificates were written on an excess of loss basis. SCOR Re markets directly to ceding companies which generally retain a significant amount of liability for their own account and with which SCOR Re has established long-term relationships as well as through reinsurance intermediaries. The Facultative casualty unit's gross capacity is $5 million for any one risk. SCOR Re retains a large portion of its facultative casualty business. See "Retrocession Agreements" for a discussion of amounts retained by SCOR Re.

          SCOR Re has 15 underwriters in the Facultative casualty unit. The staff averages 17 years of insurance and reinsurance industry experience.

      Retrocession Agreements

          SCOR Re, like most reinsurance companies, enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including increasing their premium writing and risk capacity without requiring additional capital and reducing the effect of individual or aggregate losses. Historically, SCOR Re has retroceded risks to retrocessionaires on both a proportional and excess of loss basis. Since a reinsurer remains liable to a ceding company with respect to any risk subject to a retrocession agreement, such retrocessionaires are subject to an initial review of financial condition before final acceptability is confirmed and subsequent reviews on an annual basis.

          From 1974 through 1986, virtually all of SCOR Re's retrocessions had been to affiliates. Based on the increased surplus resulting from SCOR U.S.'s public offering in 1986, SCOR Re significantly decreased the total amount of reinsurance retroceded, a large portion of which continues to be retroceded to affiliates. All reinsurance agreements with affiliates must be submitted to the New York Insurance Department for prior review. In 1994, 11.5% of gross premiums written by the Company were retroceded to SCOR S.A., compared with 15.6% and 14.0% in 1993 and 1992, respectively.

          Under its 1995 retrocessional program, SCOR Re retains a maximum of $2.0 million as to any one ceding company program for treaty business. SCOR Re retains a maximum of $3.9 million and $1.0 million per risk for facultative property and facultative casualty business, respectively. Under its 1994 retrocessional program SCOR Re retained a maximum of $2.0 million as to any one ceding company program for treaty business and a maximum of $3.3 million and $1.1 million per risk for facultative property and facultative casualty business, respectively.

                SCOR Re purchases coverage against the accumulation of losses resulting from a single catastrophic event. As with most reinsurers, SCOR Re retains a share of its catastrophe exposures. In 1995, SCOR Re has general catastrophe retrocessional coverage, which covers property exposures only, for generally 78% of $48 million in excess of $20 million per occurrence. The Company also has underlying coverage for $15 million in excess of $5 million per occurrence after a $5 million deductible. SCOR S.A. participates in SCOR Re's 1995 general catastrophe retrocessional program for a total limit of approximately $13.7 million.

          Pursuant to a Net Aggregate Excess of Loss Retrocessional Agreement dated as of July 1, 1986 ("the 1986 Retrocessional Agreement"), SCOR S.A. reinsured SCOR Re for adverse loss development from pre-1986 business that exceeded the total of loss reserves established as of June 30, 1986 and premiums earned after June 30, 1986 from such pre-1986 business. The 1986 Retrocessional Agreement provided protection to the Company for business underwritten by SCOR Re only and did not provide coverage for pre-1986 business underwritten by any other subsidiary. However, business underwritten by General Security and Unity Fire is protected against adverse development by a separate net aggregate excess of loss retrocessional agreement, as described below. The 1986 Retrocessional Agreement terminated on December 31, 1993, at which time, SCOR S.A.'s liability to SCOR Re was $16.2 million. This amount is the actuarially determined expected ultimate loss from the pre-1986 business in excess of the "aggregate deductible" (which is defined as the total of net outstanding loss and loss expense reserves, net incurred but not reported ("IBNR") loss reserves and net unearned premium reserves established as of June 30, 1986 for the pre-1986 business, plus all net premiums and future net premium adjustments earned after June 30, 1986 under retrospectively rated treaties for such business). During the first quarter of 1994, SCOR Re received $16.2 million from SCOR S.A. in settlement of its liability under this agreement.

          Given the remaining uncertainty of the ultimate liability of certain exposures underwritten in the pre-1986 SCOR Re business, SCOR Re and SCOR S.A. entered into a new Net Aggregate Excess of Loss Agreement ("the 1994 Retrocessional Agreement") effective January 1, 1994, which protects the same business covered under the 1986 Retrocessional Agreement. Under this Agreement, SCOR Re is responsible for any further adverse development up to $8.8 million beyond the $16.2 million of adverse development recognized under the 1986 Retrocessional Agreement, at which point the 1994 Retrocessional Agreement attaches and provides coverage for up to $10 million of any additional adverse development. Because the losses related to the 1986 Retrocessional Agreement settlement have not yet been paid, the Company earns interest on the funds received. Based on the Company's assumption of the expected payment pattern of these reserves, the Company expects that such investment income would at least equal any adverse development below the attachment point. SCOR Re paid a premium of $2 million for this coverage, which expires on December 31, 2004. At December 31, 1994, no recovery was recognized under the 1994 Retrocessional Agreement. In addition, based on the Agreement's experience, SCOR Re is eligible to receive a contingent commission of up to 27.75% of the premium.

          SCOR S.A. entered into a Net Aggregate Excess of Loss Retrocessional Agreement with each of Unity Fire and General Security, pursuant to which SCOR S.A. agreed to reinsure those companies to the extent that their net ultimate incurred losses (as defined in the agreements) arising in 1989 and prior accident years exceed an aggregate deductible. As a result of the above-described assumption by General Security of the rights, liabilities and obligations of Unity Fire, the Net Aggregate Excess of Loss Retrocessional Agreement with Unity Fire was terminated and the Net Aggregate Excess of Loss Retrocessional Agreement with General Security was amended (as so amended, the "Agreement") to include the protection formerly provided to Unity Fire by its retrocessional agreement with SCOR S.A. As a result of the merger of General Security into SCOR Re, the protection under the Agreement is now for the benefit of SCOR Re. The aggregate deductible is defined as the sum of net outstanding loss and loss expense reserves and net IBNR loss reserves as of December 31, 1989, for 1989 and prior accident years, as documented in the 1989 statutory financial statements of Unity Fire and General Security. This amount has been established at a combined aggregate of $93.8 million. The annual premium for this protection is $210,000 through 2004. The Agreement continues in force until all covered losses are settled. At December 31, 1994, SCOR S.A.'s estimated liability to SCOR Re under the Agreement was approximately $11.7 million.

          The retrocession of risks underwritten by a reinsurer does not legally discharge it from liability for any part of the risk retroceded. Accordingly, the Operating Subsidiaries would be required to pay the full amount of the loss associated with the reinsured risk if for any reason SCOR S.A. or any other retrocessionnaire was unable or failed to meet its reinsurance obligations. Generally, under the New York Insurance Law, retrocessionaires which are not licensed or otherwise authorized reinsurers in New York must provide letters of credit or other permitted assets to secure their obligations to the ceding reinsurer (based on the ceding reinsurer's current estimate of the ceded liability) in order for the ceding reinsurer to take credit on its statutory financial statements for the reinsurance ceded. This security can be applied by the ceding reinsurer toward discharging its own liability in the event of a default by the retrocessionaire. At December 31, 1994, the amount of estimated liability for which retrocessionaires were liable to the Operating Subsidiaries was approximately $265.7 million, of which approximately $215.2 million was secured by letters of credit in favor of, or funds held by, the Operating Subsidiaries. Additionally, an amount of $37.6 million represents the liability on reinsurance ceded to New York licensed or authorized reinsurance companies, which are not required to provide additional security in order for the ceding reinsurer to take credit for the reinsurance ceded. The amounts of estimated liability recoverable from retrocessionaires at December 31, 1993 and 1992 were approximately $285.1 million and $289.2 million, respectively. The Operating Subsidiaries' exposure to amounts deemed unrecoverable from retrocessionaires has been limited and to the extent it has been exposed, paid losses, outstanding losses and incurred but not reported losses recoverable from retrocessionaires which are determined to be uncollectible are charged to operations.

          The following table sets forth certain information regarding insurers and reinsurers that are parties to retrocessional agreements with the Company for the periods indicated:

                                                     December 31, 1994
                                                  (Dollars in thousands)

                                       Paid Loss Unpaid Loss  Unearned                  % of Total
     Company                         Recoverable Recoverable  Premiums    Total        Recoverable


     SCOR S.A.                             4,065     120,355    10,463   134,883             50.8%
     Dai-Tokyo Fire and Marine
       Insurance Co.                       2,103      24,771     1,152    28,026             10.5%
     Zurich Versicherung
       Gesellschaft AG                       -0-      20,000       -0-    20,000              7.5%
     Other <F1>
        Affiliate                            334       6,741        41     7,116              2.7%
        Non-Affiliate                     17,253      50,805     7,651    75,709             28.5%
                                          ------     -------     -----    ------            ------
     Total                                23,755     222,672    19,307   265,734            100.0%
                                          ======     =======    ======   =======            ======

                                                    December 31, 1993
                                                 (Dollars in thousands)

                                       Paid Loss Unpaid Loss  Unearned                 % of Total
     Company                         Recoverable Recoverable  Premiums     Total      Recoverable


     SCOR S.A.                             8,734     128,007    14,424   151,165             53.0%

     Dai-Tokyo Fire and Marine
       Insurance Company                     720      28,538     1,080    30,338             10.6%
     Zurich Versicherung                     -0-      20,000       -0-    20,000              7.0%
       Gesellschaft AG
     Other <F1>
       Affiliate                             764       6,147       154     7,065              2.5%
       Non-Affiliate                      26,609      39,151    10,759    76,519             26.9%
                                          ------     -------    ------   -------             -----
     Total                                36,827     221,843    26,417   285,087            100.0%
                                          ======     =======    ======   =======            ======







                                                 December 31,1992
                                             (Dollars in thousands)

                                       Paid Loss Unpaid Loss  Unearned                  % of Total
     Company                         Recoverable Recoverable  Premiums     Total       Recoverable

     SCOR S.A.                            13,703     100,622    12,754   127,079             44.0%
     Dai-Tokyo Fire and Marine
       Insurance Company                   1,979      31,112     1,121    34,212              11.8
     Zurich Versicherung
       Gesellschaft AG                       -0-      20,000       -0-    20,000               6.9
     Other <F1>
       Affiliate                           2,074      12,175       149    14,398               5.0
       Non-Affiliate                      24,599      56,742    12,205    93,546             32.3%
                                          ------      ------    ------    ------             -----
     Total                                42,355     220,651    26,229   289,235            100.0%
                                          ======     =======    ======   =======            ======

<F1>
     There is no amount recoverable and no percent of total recoverable from any other reinsurer greater than $4,640 (1.7%), $6,173 (2.2%) and $10,047 (3.5%) for the years ended December 31,
     1994, 1993 and 1992, respectively.

     MARKETING

         SCOR Re writes all treaty business out of its home office in New York City. Virtually all treaty business is written through reinsurance intermediaries, who represent the primary insurers in negotiations with SCOR Re for the purchase of reinsurance. Brokerage commissions paid to intermediaries vary from 1% to 10% of assumed premiums depending on the type of contract negotiated, with these payments constituting part of SCOR Re's total acquisition costs. For the underwriting year 1994 approximately 95% of the gross premiums written and recorded in 1994 by SCOR Re for treaty business was arranged through intermediaries. SCOR Re's three largest intermediary production sources are E. W. Blanch Co., John P. Woods Co., Inc. and Guy Carpenter & Company, Inc., which accounted for 24%, 17% and 11%, respectively, of gross premiums written for underwriting year 1994. SCOR Re believes that the loss of all or substantially all of the business provided by any of these intermediaries could have a material adverse effect on SCOR Re's operations. However, because of the nature and extent of these relationships, as well as SCOR Re's competitive position in the marketplace, such an eventuality is considered unlikely.

         The above-mentioned intermediaries are among the largest intermediaries in the reinsurance industry. The concentration of business written by SCOR Re through a small number of sources is consistent with the concentration of the property and casualty intermediary reinsurance market, in which a majority of the business is written through the top ten intermediaries.

         SCOR Re conducts its facultative business principally on a direct basis through its branch offices in Chicago, Dallas, Hartford, New York City and San Francisco. SCOR Re also uses intermediaries to produce business for its facultative operations.

     CLAIMS

         Individual claims reported to the Operating Subsidiaries are managed by the Claims Department. The Claims Department consists of seven professionals with an average of 19 years of insurance and reinsurance industry claims experience. In addition to managing reported claims and conferring with ceding companies on claim matters, the Claims Department conducts periodic audits of specific claims and the overall claims procedures at the offices of ceding companies. Prior to SCOR Re's acceptance of certain risks, the Claims Department often conducts claims audits of prospective ceding companies, which the Company believes benefit all parties to the reinsurance arrangement. SCOR Re attempts to monitor whether the ceding company uses proper adjusting techniques, reserves properly, has sufficient staff and follows proper claims processing procedures. During such audits, the ceding company's management is provided with a constructive review and assessment of its claims operation. Recommendations regarding procedures, processing and personnel are provided to the ceding company. Potentially contested material claims are reviewed with senior management of the respective companies and with the Company's Law Department ("Law Department").

     RESERVES

         Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the losses to the insurer and the reinsurer, the insurer's payment of that loss, and subsequent payments by the reinsurer. To recognize liabilities for unpaid losses, insurers and reinsurers establish loss and loss expense reserves, which are balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred. Loss and loss expense reserves have two components: case reserves, which are reserves for reported claims, and IBNR reserves, which are reserves for claims that have occurred but which have not yet been reported to the reinsurer.

         Loss reserves are only estimates at a given point in time of what the insurer or reinsurer expects to pay on losses, based on facts and circumstances then known, predictions of future events, estimates of further trends in claim severity and frequency, and other variable factors. During the loss settlement period, which may be many years in the case of casualty claims, additional facts regarding individual claims may become known. As the insurer or reinsurer learns additional facts, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward, and even then ultimate liability may exceed or be less than the revised estimates. The IBNR reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting claim payments by taking into account changes in historical payment patterns and apparent trends.

         The inherent uncertainty of estimating loss reserves is exacerbated for reinsurers, especially casualty reinsurers, by the significant periods of time that often elapse between the occurrence of a loss and the reporting of the loss to the primary insurer and, ultimately, the reinsurer.

         Loss and loss expense reserves for individual claims are initially established when reports or notices of claims are received from the ceding company. They are based upon the amount of reserves recommended by the ceding company and any additional reserves deemed necessary by the Claims Department, after an evaluation of numerous factors, including coverage, liability, severity of injury or damage, jurisdiction, and ability of the ceding company to properly evaluate and handle the claim. It is the Claims Department's policy to establish case reserves in an amount at least equal to the amount recommended by any ceding company.

         The Company calculates IBNR reserves for the Operating Subsidiaries using loss development and premium based methods. In an effort to reduce the uncertainty of the reporting pattern of losses, the Company analyzes several different sources of industry data, extensively reviews the historical loss development patterns of its ceding companies which have many years of loss experience and uses the data and loss ratios developed by its own actuaries who are involved in the pricing of most treaty accounts and all excess of loss accounts. Loss development techniques are generally accepted within the industry to be appropriate for the common lines of casualty business (subsequent to the first several years). The Company's loss development techniques utilize both Company and industry development patterns. SCOR U.S. uses premium based formulas to establish minimum IBNR amounts for the most recent underwriting years on casualty business. For such immature casualty business, premium based techniques are used since the loss reporting patterns for this business are not sufficiently credible at this stage to allow the proper use of loss development methods. SCOR U.S. also uses, where deemed appropriate, the Bornhuetter-Ferguson IBNR formula which blends both the loss development and premium based approaches. IBNR reserves are established for large treaties based on the loss experience encountered with respect to such treaties through the application of industry average loss development factors derived from RAA data. Smaller treaties, and treaties without adequate individual loss experience, are grouped both by class of business and by underwriting year or accident year relevant to IBNR calculations. The techniques applied by SCOR U.S. are generally accepted actuarial methods for establishing IBNR reserves.

         The Senior Vice President and Actuary of SCOR U.S., as well as senior management, monitor IBNR reserve development on a frequent basis by reviewing and analyzing the reserves established by the Claims Department and by comparing actual with predicted development. SCOR U.S. re-evaluates its reserves quarterly to reflect current information with respect to the development of loss experience. SCOR U.S. does not discount any of its reserves for reported or unreported claims to a present value basis.

         The actuarial staff consists of two Actuaries who are Fellows of the Casualty Actuarial Society and Members of the American Academy of Actuaries, and four actuarial assistants.

         SCOR Re is protected by net aggregate excess of loss retrocessional agreements with SCOR S.A. ("the SCOR S.A.
     Retrocessional Agreements"). (See "Underwriting - Retrocession Agreements" for a description of these agreements.)

         The operating subsidiaries of SCOR U.S. have not underwritten significant amounts of business in those classes or with those insurers that are known to be exposed to asbestos and environmental related claims. During the years ended December 31, 1994, 1993 and 1992, the Company has not experienced any significant amount of net loss reporting or development on claims related to these exposures.
     In addition, the Company is significantly protected from adverse development under the SCOR S.A. Retrocessional Agreements. Any recoveries under such agreements are considered to be fully realizable. Based on the above information, the Company believes that its exposure to asbestos and environmental related claims is not material to the Company's financial position or results of operations.

         Net incurred losses for asbestos and environmental-related coverages during the year ended December 31, 1994 were estimated to be $2.4 million. The Company did not incur any net losses and loss expenses for asbestos and environmental related coverages during the years ended December 31, 1993 and 1992. Gross losses and loss expenses incurred for the year ended December 31, 1994 were estimated to be $8.6 million. At December 31, 1994, reserves for losses and loss expenses for asbestos and environmental related coverages, on a gross and net basis, were an estimated $30.5 million and an estimated $16.9 million, respectively. At December 31, 1994, reported case reserves represented an estimated $11.5 million of the total gross reserves and an estimated $6.5 million of the total net reserves.

         The table below sets forth the changes in loss and loss expense reserves of the SCOR U.S. subsidiaries for each year in the three-year period ended December 31, 1994. The lower portion of the table sets forth the adjustment between Generally Accepted Accounting Principles ("GAAP") and Statutory Accounting Practices ("SAP") reserves for losses and loss expenses. The amounts set forth below are net of deductions for reinsurance.

                                                 Year Ended December 31,
                                                  1994     1993     1992
                                                  (Dollars in thousands)

     Reserve for losses and loss expenses at
       beginning of year - GAAP, net           $340,366 $341,162 $324,117
                                               -------- -------- --------
     Provision for losses and loss expenses:
        Occurring in current year               193,587  160,695  165,468
        Occurring in prior years                 (2,317)  (4,403)  (4,923)
                                                -------  -------  -------
         Total                                  191,270  156,292  160,545
                                                -------  -------  -------
     Payments for losses and loss expenses:
       Occurring in current year                 55,155   36,018   51,514
       Occurring in prior years                  94,366  121,070   91,986
                                                -------  -------  -------
         Total                                  149,521  157,088  143,500
                                                -------  -------  -------
     Reserve for losses and loss expenses at
       end of year - GAAP, net                  382,115  340,366  341,162

         Adjustment(1)                           11,700   26,724    7,600
                                                -------  -------  -------
     Reserve for losses and loss expenses at
       end of year - SAP                       $393,815 $367,090 $348,762
                                               ======== ======== ========
     Reserves for losses and loss expenses at
       end of year - GAAP, net                 $382,115 $340,366 $341,162

     Reinsurance recoverable on unpaid losses   222,672  221,843  220,651
                                               --------  -------  -------
     Reserves for losses and loss expenses at
       end of year - GAAP, gross               $604,787 $562,209 $561,813
                                               ======== ======== ========


     (1) The net GAAP reserve for losses and loss expenses reflected above is net of $11,700,000, $26,724,000 and $7,600,000 of recoveries in 1994,
          1993 and 1992, respectively, under the Retrocessional Agreements with SCOR S.A. SAP requires that losses and loss expense reserves ceded under the SCOR S.A. Retrocessional Agreements be reported as an asset rather than a reduction to net losses and loss expense reserves.

        The table on page 24 represents the development of balance sheet reserves for 1984 through 1994 calculated in accordance with GAAP. The top line shows the reserves at the balance sheet date for each of the indicated years, representing the estimated amounts of losses and loss expenses for claims arising during that year and in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported. The upper portion of the table shows the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about claims for individual years. The lower portion of the table shows the cumulative amounts paid as of successive years with respect to that reserve liability. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

        In evaluating information in the table, it should be noted that each amount includes the effects of all changes in amounts for prior periods. For example, the amount of the deficiency related to losses settled in 1985 but incurred in 1984 will be included in the cumulative deficiency amount for the year 1984. The table does not present accident or policy year development data. Conditions and trends that have affected the development of liability in the past will not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.

        Under the 1986 Retrocessional Agreement, SCOR Re was generally protected from any net adverse loss development, in the aggregate, for all pre-1986 underwriting business. However, while some adverse loss reserve development is included in the table set forth below, such adverse loss development is entirely offset by premiums subsequently earned on pre-1986 underwriting business, which are not reflected in the table.

          The reserve for losses and loss expenses is based upon estimates received from ceding reinsureds on treaty contracts, accumulation of case estimates for losses and loss expenses on claims reported on facultative contracts and estimates of losses and loss expenses incurred but not reported based upon the Company's expectations of what may have been incurred. Such provisions are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates and have a material adverse effect on the Company's results of operations and financial condition. Nevertheless, the Company believes that its reserves make reasonable provision for all unpaid losses and loss expense obligations, including sufficient provision for any potential future adverse development of previous years' reserves.

                                                    Development of Net GAAP Reserves

                                                        Year Ended December 31,
                                     1984     1985     1986     1987    1988     1989     1990     1991    1992     1993     1994
                                                         (Dollars in thousands)

     Initial reserves for
      losses and loss expenses    $86,501 $103,708 $138,068 $191,883$241,345 $289,085 $319,218 $324,117$341,162 $340,366 $382,115
     Re-estimated as of:
       One year later              89,498  116,488  138,656  192,488 238,835  301,427  325,945  319,194 336,759  338,049
       Two years later             98,116  114,577  132,416  183,458 234,012  296,696  318,322  301,917 334,706
       Three years later          101,437  114,925  123,373  186,498 225,007  291,800  299,788  301,711
       Four years later           105,787  120,358  133,223  180,011 222,747  274,016  298,112
       Five years later           108,250  137,214  133,552  178,450 212,706  275,110
       Six years later            122,641  136,977  131,180  170,840 212,497
       Seven years later          119,358  135,469  126,900  173,179
       Eight years later          117,846  131,352  129,188
       Nine years later           117,534  133,025
       Ten years later            116,813

     Cumulative
      redundancy/(deficiency)    (30,312) (29,317)    8,880   18,704  28,848   13,975   21,106   22,406   6,456    2,317
     Percentage                      -35%     -28%       6%      10%     12%       5%       7%       7%      2%       1%


     Cumulative amount of liability
     paid through:
       One year later             $32,766  $32,853  $29,867  $42,010 $59,088  $61,893  $84,918  $91,986$121,070  $94,366*
       Two years later             48,034   52,540   48,080   73,005  88,776  112,953  138,758  144,536 161,448*
       Three years later           62,246   66,487   65,439   92,699 115,245  148,850  175,918  158,646*
       Four years later            70,512   80,434   78,729  106,022 139,352  174,114  180,337*
       Five years later            81,005   91,744   88,243  123,314 151,085  173,222*
       Six years later             87,208   99,658   98,176  130,680 142,583*
       Seven years later           92,985  107,317  103,548  118,144*
       Eight years later           97,358  111,285   90,721*
       Nine years later            99,854  101,103*
       Ten years later             92,333*

    see asterisk
<F1>
     Amounts are net of $16.2 million of paid loss recoveries received in 1994 under the 1986 Retrocessional Agreement with SCOR
     S.A.  The settlement was based upon incurred losses covered under the agreement.



                                                   Development of Gross GAAP Reserves
                                                                  Year ended December 31,

                                                 1984 l985 l986 l987 l988 l989 l990 1991   1992     1993      1994

                                                         (Dollars in thousands)


     Gross Liability - End of Year                                                       $561,813 $562,209 $604,787
     Reinsurance Recoverable                                                              220,651  221,843  222,672
     Net Liability - End of Year                                                          341,162  340,366  382,115

     Gross Re-Estimated Liability - Latest                                                598,782  587,144
     Re-Estimated Recoverable - Latest                                                    264,076  249,097
     Net Re-Estimated Liability - Latest                                                  338,047  336,759

     Gross Cumulative (Deficiency)/Redundancy                                             (36,969) (24,938)


     INVESTMENTS

          The investments of the Company's reinsurance and insurance subsidiaries must comply with the insurance laws of their respective states of domicile, and of certain other states in which they are regulated. The principal operating subsidiaries are all domiciled in the State of New York, except for General Security Insurance Company which is domiciled in Maryland. These laws prescribe the kind, quality, and concentration of investments which may be made by reinsurance and insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stocks, real estate mortgages and real estate.

          The Company's investments are managed by an investment officer, currently the Vice President and Treasurer of SCOR U.S., who presents proposed investment strategies quarterly to the Finance Committee of the SCOR U.S. Board of Directors and the Boards of Directors of SCOR U.S., SCOR Reinsurance Company, General Security Insurance Company, Unity Fire and General Insurance Company and General Security Indemnity Company for approval. The Finance Committee and the Boards of Directors approve all investment transactions and proposed adjustments to investment strategies on a quarterly basis. SCOR U.S.'s current investment policy (i) requires an amount at least equal to reserves to be invested in fixed income U.S. Government and agency obligations and corporate and municipal bonds with, in the aggregate, a weighted average Moody's rating of Aa and (ii) permits the remaining invested assets to be invested in common stocks, instruments deemed to be common stock equivalents and debt instruments.

          The Company's current investment strategy is to maximize after-tax investment income through a high quality diversified portfolio of primarily taxable and tax-exempt fixed maturity securities while maintaining an adequate level of liquidity and minimizing changes in the market value due to changes in interest rates.

          The following table sets forth carrying values, principally at market, of SCOR U.S.'s bond portfolio, as rated by Moody's, at December 31, 1994:

     BONDS CLASSIFIED BY RATING
     DECEMBER 31, 1994
     (in thousands)
                                     NAIC       Carrying   % of Bond
                                Classification    Value    Portfolio

     U.S. Treasuries and Agencies            1  $158,571       28.6%
     Foreign Government and Agencies         1    14,636        2.6%
     Aaa                                     1   202,626       36.5%
     Aa                                      1    89,607       16.2%
     A                                       1    86,346       15.6%
     Baa                                     2     2,787        0.5%

     Total                                      $554,573        100%

     The following table sets forth the components at their carrying values of the SCOR U.S. investment portfolio at December 31, for the last three years:



                                            1994      1993      1992    1994    1993   1992
                                                 (in thousands)       (% of Total Portfolio)

     Bonds                              $554,573  $572,074  $535,894   82.4%   79.8%  89.2%
     Redeemable preferred stocks          31,954    33,906    25,507    4.7     4.7    4.2
                                        --------  --------  --------   -----   -----  -----
     Total fixed maturities              586,527   605,980   561,401   87.1    84.5   93.4
                                        --------  --------  --------   -----   -----  -----
     Common stocks                           476    12,068    16,751    0.1     1.7    2.9
     Non-redeemable preferred stocks       1,262     6,883     6,229    0.2     1.0    1.0
                                           -----    ------    ------    ----    ----   ----
     Total equity securities               1,738    18,951    22,980    0.3     2.7    3.9
                                           -----    ------    ------    ----    ----   ----
     Other long-term investments           1,225     1,081     1,004    0.2     0.2    0.2
     Short term investments               83,303    90,642    15,213   12.4    12.6    2.5
     Total investments                  $672,793  $716,654  $600,598  100.0%  100.0% 100.0%
                                        ========  ========  ========  ======  ====== ======
     The following table classifies fixed maturities, excluding redeemable preferred stocks, by taxable and tax-exempt instruments:

                                            1994      1993      1992    1994    1993   1992
                                                (in thousands)        (% of Total Portfolio)

     Taxable bonds                      $312,791  $296,138  $312,645   56.4%   51.8%  58.3%
     Non-taxable bonds                   241,782   275,936   223,249   43.6%    48.2   41.7
                                        --------  --------  --------   -----   -----  -----
     Total Bonds                        $554,573  $572,074  $535,894  100.0%  100.0% 100.0%
                                        ========  ========  ========  ======  ====== ======

          At December 31, 1994, the aggregate amortized cost of the fixed maturities portfolio exceeded the aggregate fair market value by $33.7 million or 5.4% of the total amortized cost of fixed maturities. This amount consists of $1.4 million of unrealized gains and $35.1 million of unrealized losses. At December 31, 1993, fair value of the fixed maturities portfolio exceeded amortized cost by $24.5 million. The net unrealized loss on fixed maturities at the end of 1994 was attributable to rising interest rates. The weighted average life of SCOR U.S.'s fixed maturity portfolio was 5.8 years at December 31, 1994.

          The following table sets forth the investment results of SCOR U.S. and its subsidiaries for each of the years indicated:

                                             Year Ended December 31.
                                             1994      1993      1992
                                                  (in thousands)

     Net investment income                 $40,990   $42,044   $42,880
     Average invested assets               694,785   658,626   604,770
     Bond portfolio yield (a)                 6.5%      7.1%      7.6%
     Equity portfolio yield (b)               6.9       4.8       4.2
     Pre-tax yield (c)                        5.9       6.4       7.1
     After-tax yield                          4.6       4.9       5.3
     Realized gains                        $  984    $12,930   $15,048
     Unrealized gains (losses) (d)        (40,116)     5,686  (10,439)
     ---------------------------------
     (a) Yield based on average amortized cost.
     (b) Yield based on average market value.
     (c) Net investment income divided by average invested assets at carrying value.
     (d) Represents the yearly change in net unrealized gains (losses) on fixed maturities and equity securities, net of any tax effect.

        Net investment income for 1994 decreased 3% to $41.0 million from $42.0 million in 1993. Net investment income (pre-tax) has been adversely affected by the high level of claim payments made since mid-1992 related to catastrophic events and the lower reinvestment rates available during 1993 and early 1994 as the Company sold securities to realize investment gains. On an after-tax basis net investment income was $31.6 million for 1994, a decrease of 2% from $32.3 million in 1993. Net realized investment gains for 1994 were $1.0 million, compared with $12.9 million for 1993.

        The following table provides a maturity profile of the SCOR U.S. fixed maturity investments based on carrying values at December 31 for the last three years:

                                         1994      1993      1992
                                              (in thousands)
     Maturity

      1 year or less                  $21,955   $13,847   $21,478
      Over 1 year - 3 years            62,109    77,028    52,214
      Over 3 years - 5 years          107,826   101,393    94,713
      Over 5 years - 10 years         359,809   392,340   363,570
      Over 10 years - 15 years         30,023    15,975    20,355
      Over 15 years - 20 years          1,348     2,392     5,754
      Over 20 years                     3,457     3,005     3,317
                                       ------   -------    ------
     Total fixed maturities          $586,527  $605,980  $561,401
                                     ========  ========  ========

     REGULATION

          The terms and conditions of reinsurance agreements generally are not subject to regulation by any government authority with respect to rates or coverage terms and conditions. This is in contrast with primary policies which are generally closely regulated by state insurance departments. As a practical matter, however, in a competitive market, such as was the case in 1994, the lower rates charged by primary insurers influence downward the rates that can be charged by reinsurers.

        SCOR U.S. and its reinsurance operations are subject to regulation under the insurance statutes (including holding company regulations) of various states. These regulations vary from state to state, but generally require insurance holding companies and insurers and reinsurers that are subsidiaries of holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. State regulatory authorities monitor compliance with state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. In general, such regulations are for the protection of reinsureds and, ultimately, their policyholders, rather than securityholders.

        State laws also require prior notice or regulatory agency approval of changes in control of an insurer or its holding company and of certain intercorporate transfers of assets within the holding company structure. The insurance laws of New York and Maryland provide that no corporation or other person except an authorized insurer, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the Superintendent of Insurance. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company is presumed to have acquired control, unless such presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of the outstanding voting securities of SCOR U.S. could become subject to such regulations and would be required to file certain notices and reports with the New York Superintendent of Insurance and the Maryland Commissioner of Insurance prior to such acquisition.

        SCOR U.S.'s reinsurance and insurance subsidiaries are subject to periodic examinations of their affairs by the insurance departments of the states in which they are licensed and to triennial examination by the New York Insurance Department, the domiciliary state of SCOR Re, Unity Fire and GSIND and the Maryland Insurance Administration with respect to GSIC, which is domiciled in Maryland. Each of these subsidiaries is also required to file annual and other reports relating to its financial condition and other matters.

        SCOR U.S. is a holding company. Its principal sources of cash are cash dividends from SCOR Re, borrowings, and the issuance of equity securities. Generally, dividends which can be paid, without prior approval of the New York Insurance Superintendent, by insurers domiciled in New York State are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by New York Insurance Law) for the previous twelve months. During the year ending December 31, 1994, $11.9 million of dividends were declared and paid to SCOR U.S. At December 31, 1994, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $243.4 million. Based on the statutory surplus of the Company's operating subsidiaries at December 31, 1994, $24.3 million is the maximum amount available for dividends to the Company in 1995 without prior regulatory approval.

        A substantial number of states have adopted or are considering laws and regulations which, among other things, mandate rate decreases, or limit the ability of insurance companies to effect rate increases or to cancel or not renew existing policies principally in personal lines, such as automobile insurance. In an effort to improve state regulation of the insurance industry, the industry introduced various regulatory and legislative changes which may impact reinsurers. There are also proposals for the Federal government's participation in the regulation of insurance, either in addition to or in lieu of the existing state regulatory system. The Federal government is considering two "tort reform" measures which, among other things, limit non-economic and punitive damages to the larger of $250,000 or three times economic injury. These proposals have been passed in the House of Representatives and are awaiting Senate review. SCOR U.S. is unable to predict what effect these developments may have on its operations and financial condition.

        The National Association of Insurance Commissioners ("NAIC"), an organization that assists state insurance regulators in achieving regulatory objectives, established minimum capital requirements, referred to as risk-based capital, by adopting a risk-based capital formula for property and casualty companies in December 1993. The risk-based capital formula is applied to statutory financial statements beginning for the year ended December 31, 1994. The essential elements of these requirements focus on a company's types of business, historical loss development patterns and asset quality. Based on the prescribed formula the statutory surplus of each of the Company's operating subsidiaries is sufficient to meet these risk based capital requirements and to conduct its respective operations.

        The NAIC's Insurance Regulatory Information System ("IRIS") is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective state. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios generally leads to inquiries from state insurance commissioners as to certain aspects of the Company's business.

        For the year ended December 31, 1994, SCOR Re fell outside the usual values for one of the eleven ratios, specifically its change in surplus ratio of -10%. The usual value assigned to the change in surplus ratio is up to but not including -10%. SCOR Re's departure from the usual value of the change in surplus ratio was principally attributable to the combined net loss of the Operating Subsidiaries, primarily caused by losses from the Northridge Earthquake and $11.9 million of dividends paid to SCOR U.S.

     SCOR Re Voting Trust

        The New York Insurance Law prohibits (with certain exceptions) the issuance of a license to a company that is owned or financially controlled in whole or in part by a government, unless an insurer was so owned or financially controlled prior to the effective date of such statute. Both Unity Fire and General Security were so owned or financially controlled prior to such effective date. Because SCOR S.A., the controlling stockholder of SCOR U.S., was indirectly partially owned by certain French insurance companies which were majority owned by the French Government, SCOR U.S., in 1984, to permit SCOR Re to obtain a New York insurance license, established a voting trust for its holdings of capital stock of SCOR Re. The voting trust was irrevocable for a period of ten years (through June 6, 1994), unless SCOR Re's New York license was withdrawn. In 1994, in order for SCOR Re to retain its New York license and obtain a California insurance license, the voting trust was renewed for an additional period of three years.

        The five voting trustees under the voting trust possess and are entitled to exercise all the rights and powers of absolute owners of the capital stock of SCOR Re, except to pass any voting right or ownership interest to others. Decisions of the voting trustees may be made by majority vote, provided that such majority consists of at least two voting trustees who are not officers, directors or stockholders of SCOR S.A. The voting trustees are required to forward any dividends paid by SCOR Re to SCOR U.S. as the registered holder of the voting trust certificates evidencing beneficial ownership of SCOR Re's stock. Transfers of voting trust certificates may only be made by the registered holder thereof. The current voting trustees are as follows: Patrick Peugeot, Jacques P. Blondeau, Allan M. Chapin, Michel
     J. Gudefin, and David J. Sherwood. All of the voting trustees are directors of SCOR U.S. with the exception of Mr. Chapin.

        Although there can be no assurances as to the actions the voting trustees may or may not take in the future, since the establishment of the voting trust in June 1984, the actions of the voting trustees have been limited primarily to the election of directors of SCOR Re.

     General Security Voting Trust

        Effective February 1, 1993, a voting trust was established by SCOR U.S. for its holdings of capital stock of General Security in order to satisfy the insurance laws of the State of California. Upon completion of the merger of General Security into SCOR Re in 1994, the General Security voting trust was terminated.

     COMPETITION

        The reinsurance business traditionally has been competitive. From mid-1984 into 1987, there was a significant contraction of capacity in the reinsurance market which diminished competition. However, since 1987 the capacity of the reinsurance industry has expanded, and competition has increased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        The number of competitors of SCOR Re cannot reasonably be determined because there are virtually no barriers to entry to the U.S. reinsurance marketplace. Competitors include major domestic and international reinsurance companies, subsidiaries, affiliates or reinsurance departments of both domestic and international insurance companies, and underwriting syndicates.

        The reinsurance market has two basic segments: reinsurers that primarily obtain their business directly from ceding companies and those that obtain business from ceding companies through reinsurance intermediaries. Virtually all of SCOR Re's new treaty business is produced by intermediaries, while SCOR Re's Facultative Department produces its business directly and through intermediaries.

        Competition in the types of reinsurance business in which SCOR U.S.'s subsidiaries are engaged is based on many factors, including perceived overall financial strength of the reinsurer, premiums charged, contract terms and conditions, services offered, speed of claims payment and reputation and experience in the line of business to be written. Some competitors of SCOR Re possess greater financial and other resources.

     SCOR U.S. believes that the A.M. Best's "A (Excellent)" rating of the Operating Subsidiaries, as well as their surplus position, reputation for prompt claims service and active marketing, coupled with their underwriting skills, targeted markets, SCOR Re's technical engineering expertise and ability to serve as a lead underwriter on treaties, available capacity and the benefits derived from being affiliated with one of the largest reinsurers in the world, such as increased product development and research capabilities, place its subsidiaries in a favorable position to compete for new reinsurance business. Another factor taken into consideration in the placement of business with SCOR U.S.'s subsidiaries is the number of jurisdictions in which they are either licensed or authorized to do business. SCOR U.S.'s management is committed to increasing the number of such jurisdictions.

        The Company believes that the reinsurance industry is currently experiencing a consolidation in which larger reinsurers will write a greater proportion of total industry premiums as ceding companies and intermediaries place increasing importance on size and financial strength in the selection of reinsurers. The aggregate statutory surplus of the Company's operating subsidiaries was $243.4 million as of December 31, 1994, making the Company's combined reinsurance operations the 17th largest in the United States, based on statutory surplus, according to industry statistics compiled by the RAA.

        SCOR U.S. has no significant foreign source business and currently has no plans for significant expansion into such markets.

     EMPLOYEES

        At December 31, 1994, SCOR U.S. and its subsidiaries employed a total of 182 employees. None of SCOR U.S.'s employees is represented by a labor union, and SCOR U.S. believes that its employee relations are good.

     ITEM 2. PROPERTIES

        SCOR U.S. and its subsidiaries lease the following properties:

                                                    Lease            Square
                                                 Expiration           Feet

     110 William Street, New York, New York         5/13/95 (1)      49,858
     2 World Trade Center, New York, New York       8/31/98 (1)      16,632
     One Commercial Plaza, Hartford, Connecticut    1/31/96           2,766
     Xerox Centre, Irving, Texas                    5/31/98           4,226
     199 South Los Robles Avenue, Pasadena, Ca.     9/30/95 (2)       5,217
     919 Conestoga Road, Rosemont, Pennsylvania     2/28/95 (3)       4,645
     One Market, San Francisco, California         11/30/98           3,133
     300 S. Wacker Drive, Chicago, Illinois         4/01/04           3,215

     (1) In March 1995 the Company entered into a lease for its New York Headquarters for approximately 59,000 square feet of office space at 2 World Trade Center, New York, New York, which expires in 2011. The Company's existing lease at 2 World Trade Center will terminate upon taking possession of the new space. The Company also extended its lease at 110 William Street, New York, New York until September 30, 1995, at which time all New York operations will relocate to 2 World Trade Center.

     (2) The Company intends to relocate the Cal Re Pasedena, California operations to New York prior to the September 1995 lease expiration.

     (3) The Company relocated the operations of its subsidiary, Morgard, Inc., from Rosemont, Pennsylvania to New York at lease expiration.


     ITEM 3. LEGAL PROCEEDINGS

        The Company is party to various lawsuits arising in the normal course of its business. The Company does not believe that any of the litigation to which it is currently a party will have a material adverse effect on the operating results or financial condition of SCOR U.S. and its subsidiaries.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                     PART II


     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

        Shares of SCOR U.S. Common Stock, par value $0.30 per share, have been listed on the New York Stock Exchange (the "NYSE") since 1988 under the symbol "SUR" and are principally traded on the NYSE. The following table sets forth, for the indicated calendar periods, the high and low sales prices per share of Common Stock as reported by the NYSE, and the cash dividends declared and subsequently paid per share:

                                              High      Low   Dividends

     Year Ended December 31, 1994:
       First Quarter                      $ 13      $ 10 1/4      $ .09
       Second Quarter                       12 1/4    10 1/8        .09
       Third Quarter                        12 1/4    11            .09
       Fourth Quarter                       11 3/8     7 1/2        .09

     Year Ended December 31, 1993:
       First Quarter                      $ 20 3/4  $ 17          $ .08
       Second Quarter                       19 3/4    16 1/8        .08
       Third Quarter                        16 7/8    14 7/8        .08
       Fourth Quarter                       16 3/4    12 3/8        .08


          On March 10, 1995, the Board of Directors of SCOR U.S. reduced the regular quarterly dividend rate to $.05 per share.

          On March 28, 1995, there were approximately 140 holders of record of SCOR U.S. Common Stock, and in excess of 300 beneficial holders.

          It is the intention of the Company to declare quarterly dividends to the extent deemed by the Board of Directors to be appropriate. Dividends are paid principally from amounts received by the Company as dividends from SCOR Re. Generally, dividends which can be paid, without prior approval of the New York Superintendent of Insurance, by insurers domiciled in New York State are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by New York Insurance Law) for the previous twelve months. The non-insurer subsidiaries generally may pay dividends from surplus or, if none, out of profits for the current and preceding fiscal years. At December 31, 1994, the statutory surplus of SCOR Re was $243.4 million. Based on SCOR Re's statutory surplus at December 31, 1994, $24.3 million is available for dividends to SCOR U.S. during 1995.


     ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial information for the last five fiscal years. This information should be read in conjunction with the consolidated financial statements of SCOR U.S. Corporation and Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

                                                               Year Ended December 31,
                                                   1994      1993      1992      1991      1990
                                                         (in thousands, except per share data)


     Operations Data:


     Premiums written, gross                   $306,792  $334,519  $304,828  $231,435 $228,940
     Premiums written, net                      231,060   245,413   205,543   172,708  179,502
     Net premiums earned                        228,244   236,051   192,050   172,818  176,640
     Net investment income                       40,990    42,044    42,880    45,993   43,557
     Net realized investment gains                  984    12,930    15,048     3,526    2,654
       Total revenues                           270,218   291,025   249,978   222,337  222,851
     Loss and loss expenses, net                191,270   156,292   160,545   113,184  116,551
     Commissions, net                            59,434    61,324    55,960    43,915   46,061
     Other underwriting and
       administrative expenses                   26,009    26,420    23,918    23,433   23,769
     Other expenses (income)                      4,039     4,073     4,346       (28)   1,664
     Interest expense                             8,920     8,005     4,579     3,833    3,500
       Total expenses                           289,672   256,114   249,348   184,337  191,545
     Income (loss) from continuing
       operations before taxes                  (19,454)   34,911       630    38,000   31,306
     Federal income taxes (benefit)             (11,262)    6,983    (3,771)    7,091    6,445
     Income (loss) from continuing
       operations                                (8,192)   27,928     4,401    30,909   24,861
     Extraordinary gain on redemption
       of debentures, net of tax                    351        --        --        --       --
     Cumulative effect of accounting changes         --    (2,600)    2,848        --       --
     Net income (loss)                         $ (7,841) $ 25,328   $ 7,249  $ 30,909 $ 24,861






                                                               Year Ended December 31,
                                                   1994      1993      1992      1991      1990
                                                    (Dollars in thousands except per share data)


     Per Share Data:
     Primary
       Income (loss) from continuing operations$ (0.45)  $   1.52  $   0.25  $   1.72  $   1.40
        Extraordinary item                        0.02         --        --        --        --
       Cumulative effect of accounting changes      --      (0.14)     0.15        --        --
       Net income (loss)                         (0.43)      1.38      0.40      1.72      1.40
     Fully diluted
       Income (loss) from continuing operations  (0.45)      1.45      0.25      1.72      1.40
        Extraordinary item                        0.02         --        --        --        --
       Cumulative effect of accounting changes      --      (0.12)     0.15        --        --
       Net income (loss)                         (0.43)      1.33      0.40      1.72      1.40
     Cash dividends declared                  $   0.36   $   0.32  $   0.28  $   0.24  $   0.20

     Certain Balance Sheet Data:
     Total investments                        $672,793   $716,654  $600,598  $608,942  $592,681
     Total assets                            1,143,715  1,194,111 1,069,221   905,194   839,849
     Losses and loss expenses                  604,787    562,209   561,813   460,230   454,376
     Unearned premiums                         110,082    114,376   104,824    82,814    79,981
     Long-term debt                            102,350    106,250    28,000    28,000    28,000
     Total liabilities                         904,320    903,422   803,105   646,449   615,125
     Total stockholders' equity                239,395    290,689   266,116   258,745   224,724
     Book value per share                     $  13.18   $  16.05  $  14.77  $  14.43  $  12.57
     GAAP ratios (total company)
     Loss ratio                                   83.8%      66.2%     83.6%     65.5%     66.0%
     Underwriting expense ratio                   39.2%      38.9      43.8      38.9      40.5
     Combined ratio                              123.0%     105.1%    127.4%    104.4%    106.5%
     Certain SAP Data:
     SAP ratios (insurance subs. only):
     Loss ratio                                   83.7%      71.1%     84.9%     65.5%     66.0%
     Underwriting expense ratio                   35.1       32.6      38.4      37.0      36.6
     Combined ratio                              118.8%     103.7%    123.3%    102.5%    102.6%
     Net premiums written to surplus            0.95:1     0.87:1    0.97:1    0.77:1    0.87:1
     Statutory surplus                        $243,416   $271,895  $210,855  $224,327  $207,404


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

          The operating results of the property and casualty insurance and reinsurance industry are subject to significant fluctuations due to competition, catastrophic events, general economic conditions, interest rates and other factors, such as changes in tax laws and regulations. The operating results of SCOR U.S. historically have been influenced by these cycles. In recent years, the results of certain casualty lines of business have become less predictable for some insurers and reinsurers as a result of expanding theories of tort and insurance liability and latent risks, such as asbestos and pollution liability whose effects may not be known for many years. The operating subsidiaries of SCOR U.S. have not underwritten significant amounts of business in those classes or with those insurers that are known to be exposed to asbestos and environmental related claims. The Company has not experienced any material amount of net loss reporting or development on claims related to these exposures. In addition, the Company is significantly protected from certain adverse loss reserve development through retrocessional agreements with SCOR S.A., its majority shareholder (see Note 4 to the Company's Consolidated Financial Statements). Any recoveries under such agreements are considered to be fully realizable. Based on the above information, the Company believes that its exposure to asbestos and environmental related claims is not material to the Company's financial position or results of operations.

          The industry experienced an extended down cycle from 1979 to the end of 1984. Underwriting losses in that period grew significantly as a result of an increase in the frequency and severity of reported losses. The industry was affected by expanding theories of tort and insurance liability and by growing exposure to long-tail risks, including asbestos and pollution claims, which were not adequately taken into account in the pricing, terms and conditions of insurance and reinsurance contracts being written during that period. At the same time, premium rates declined as interest rates increased and insurers and reinsurers sought premium income to invest at these higher rates. These conditions led to a decline in the surplus of reinsurers and the insolvency or voluntary withdrawal from the market of a number of insurance and reinsurance companies.

          From 1985 through 1987, the demand for reinsurance increased and reinsurance pricing and underwriting results improved. This attracted increased capacity into the industry as insurers and reinsurers strengthened their surplus through capital infusions and increased earnings. In the mid-1980's, the industry adopted contract language changes designed to exclude asbestos and pollution claims. However, asbestos and pollution claims result, and will continue to result, in numerous claims to the insurance industry under policies written prior to such changes, adversely affecting the operating results of certain of the Company's competitors.

          Beginning in mid-1987, the insurance and reinsurance industry experienced increased competition and reduced premium rates. In addition, ceding companies increased their retentions, resulting in less available business to be reinsured, increased competition and lower premium rates in the reinsurance industry. This competitive environment, which has continued into 1995, has seen little improvement in rates compared with recent years, with the exception of rates for certain property reinsurance coverages.

          Property catastrophe losses in 1989 caused a reduction in London market reinsurance and retrocessional capacity for property reinsurers at the end of 1990, and a consequent increase in certain property reinsurance rates in 1991. Record insured catastrophe losses in 1992, which approximated $23 billion including those caused by Hurricanes Andrew and Iniki and the Los Angeles riots, led to increases in property catastrophe reinsurance rates, as well as improved rates, terms and conditions on certain other property coverages. These record losses in 1992 also caused a further shortage of catastrophe retrocessional capacity and led to an influx of new capital to reinsurers primarily providing catastrophe coverage. Approximately $5 billion of capital was raised by these companies, the majority of which are located in Bermuda. However, the demand for catastrophe protection has continued and conditions have remained at favorable levels for reinsurers as the occurrences of catastrophe losses has continued subsequent to the record 1992 year. Following a 1993 year that produced $5.7 billion of catastrophe losses, the estimated 1994 level of $15 billion has made the past 12 months the second most costly period for catastrophes in the history of the U.S. insurance industry. Of this total, $10.4 billion was produced by the earthquake in California ("Northridge earthquake") a loss that has been exceeded in magnitude only by Hurricane Andrew in 1992.

          The Company believes that the reinsurance industry currently is experiencing a consolidation in which larger reinsurers will write a greater proportion of total industry premiums, as ceding companies and intermediaries place increasing importance on size and financial strength in the selection of reinsurers. The aggregate statutory surplus of the Company's operating subsidiaries was $243.4 million as of December 31, 1994, ranking the Company's combined reinsurance operations as the 17th largest based on the statutory surplus of reinsurers reporting to the Reinsurance Association of America (RAA) as of December 31, 1994.

          Many of the factors that have resulted in the current down cycle continue and SCOR U.S. cannot predict if, when or to what extent general market conditions will improve for the insurance and reinsurance industry. Even so, SCOR U.S. believes that the consolidation in the industry, along with the impact of recent catastrophe losses on the property and casualty insurance industry and generally declining cash flow in recent years, may favorably influence property and casualty pricing, as well as reinsurance buying trends, in the future.

          During the first quarter of 1994, the Company merged its two principal operating subsidiaries, SCOR Reinsurance Company and General Security Assurance Corporation of New York, to form a single operating entity for the Company's assumed reinsurance business. The Company also intends to merge two of its other operating subsidiaries, The Unity Fire and General Insurance Company and General Security Insurance Company, subject to approval by such companies' Boards of Directors and state regulatory authorities, to form a single broadly licensed operating unit for the Company's primary and excess insurance business. Both the completed merger and the intended merger are not expected to have a material effect on the Company's growth, liquidity or results of operations.

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

          The following table sets forth the Company's GAAP combined ratios and the components thereof for the periods indicated, and the SAP combined ratio for the Company's insurance and reinsurance subsidiaries and for the reinsurance industry based on statistics distributed by the RAA. The GAAP ratios include the operating expenses of the holding company and the operations of the non insurance subsidiaries, in addition to the operating expenses of the insurance and reinsurance subsidiaries. The SAP expense ratios include only the operating expenses of the insurance and reinsurance subsidiaries. In addition, the GAAP loss ratio takes into consideration the recoveries under certain retrocessional agreements with SCOR S.A., whereas these recoveries are included in other income for SAP purposes. A reconciliation between the Company's GAAP consolidated net income and statutory net income of the insurance and reinsurance subsidiaries is included in Note 11 to the Company's Consolidated Financial Statements.


                                          Year Ended December 31,
                                         1994      1993      1992
     GAAP RATIOS
     (Total Company)
     Loss ratio                          83.8%     66.2%     83.6%
     Commission ratio                    26.0      26.0      29.1
     U/W, admin. and other
       expense ratio                     13.2      12.9      14.7
     Expense ratio                       39.2      38.9      43.8
     Combined ratio                     123.0%    105.1%    127.4%

     SAP COMBINED RATIOS
     Company (insur. subs. only)        118.8%    103.7%    123.3%
     Industry                           106.7%    107.3%    117.4%

     COMPARISON OF 1994 WITH 1993

          Gross premiums written for 1994 decreased 8% to $306.8 million from $334.5 million in 1993. Net premiums written for 1994 decreased 6% to $231.1 million from $245.4 million for 1993. Gross premiums written and net premiums written for 1994 were increased by $1.0 million and reduced by $5.0 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections primarily related to the Northridge earthquake. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1994 decreased by 9% and 4%, respectively, compared with 1993. The decrease in premium volume was attributable principally to the Company's continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, throughout 1994 the Company has been reducing its property business written on a pro rata basis. A combination of an acceleration in the reduction of this business and fewer attractive opportunities in targeted lines of business caused the reduction in 1994 premium volume. In general, a weak pricing environment persisted throughout 1994, with the exception of catastrophe-exposed risks and some specialized lines of business.

          Net losses and loss expenses incurred increased 22% in 1994 to $191 million from $156.3 million in 1993. The loss ratio was 83.8% for 1994 as compared with 66.2% for 1993. During 1994 the Company incurred $32.2 million of net losses ($62.7 million of gross losses) resulting from property catastrophe events, primarily the Northridge earthquake and the early 1994 winter freeze, which added 15.6 points to the loss ratio. Of these amounts, the Northridge earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses. During 1993 the Company incurred $13.7 million of net losses ($19.1 million of gross losses) resulting from property catastrophe events, primarily the World Trade Center bombing, the East Coast blizzard, the Midwest floods and the California fires, which adversely affected the loss ratio by 5.8 points.

          During 1994 and 1993, the Company ceded $82.9 million and $88.9 million of earned premiums, respectively. The Company recovered from retrocessionnaires $78.4 million and $57.3 million of losses during 1994 and 1993, respectively. Ceded premiums in 1994 included $6.0 million of reinstatement premiums paid by the Company. Ceded losses in 1994 and 1993 included $30.5 million and $5.4 million, respectively, of losses resulting from property catastrophe events.

          Commission expenses decreased 3% to $59.4 million in 1994 from $61.3 million in 1993. The decrease was caused principally by the decline in the Company's net premium volume. The commission ratio was 26.0% for 1994 and 1993. The effect of net reinstatement premiums related primarily to the Northridge earthquake added approximately 0.5 points to the 1994 commission ratio.

          Underwriting, administration and other expenses decreased 1% in 1994 to $30.0 million from $30.5 million in 1993. The underwriting, administration and other expense ratio was 13.2% for 1994 as compared with 12.9% for 1993. The effect of net reinstatement premiums related primarily to the Northridge earthquake added 0.3 points to the 1994 ratio. As discussed in Note 3 to the Company's Consolidated Financial

     Statements, the Company has made various acquisitions. The pre-tax effect on operations from recent acquisitions, including the amortization of goodwill and acquired licenses, was a charge of $2.8 million in 1994 compared with a charge of $2.6 million in 1993. The operations of the acquired companies are not expected to have a material effect on the Company's liquidity, financial position or results of operations.

          The combined ratio was 123.0% for 1994, compared with 105.1% for 1993. The effect of property catastrophe events on the 1994 and 1993 combined ratio was 16.4 points and 5.8 points, respectively.

          Net investment income for 1994 decreased 3% to $41.0 million from $42.0 million for 1993. Net investment income (pre-tax) has been affected adversely by the high level of claim payments made since mid-1992 related to catastrophe events and the lower reinvestment rates available during 1993 and early 1994 as the Company sold securities to realize investment gains. On an after-tax basis net investment income was $31.6 million for 1994, a decrease of 2% from $32.3 million in 1993. Net realized investment gains for 1994 were $1.0 million, compared with $12.9 million for 1993.

          Interest expense increased 11% to $8.9 million in 1994 from $8.0 million in 1993. The increase was principally due to a full year of interest expense recognized on the Company's 5.25% Convertible Subordinated Debentures due April 1, 2000 ("Debentures") that were issued in March 1993, compared with nine months of interest expense in 1993. (See Liquidity and Capital Resources)

          During 1994 the Company repurchased in the open market $3.9 million in principal amount of the Debentures and recognized an extraordinary gain of $351,000, or $0.02 per share, net of tax.

          As a result of the Company's implementation, as of January 1, 1993, of the FASB's Emerging Issues Task Force consensus regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"), $2.6 million (net of $1.4 million tax effect), or $0.14 per share, is included as a reduction to 1993 income for the cumulative effect of this accounting change.

          For 1994, the Company posted a net loss of $7.8 million, or $0.43 per share, on a primary basis, compared with a net income of $25.3 million, or $1.38 per share, for 1993. On a fully diluted basis, net income for 1993 was $1.33 per share. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $24.2 million, or $1.33 per share for property catastrophe events.
     The 1993 results were affected by after-tax charges to operations, net of reinsurance, of $8.9 million, or $0.48 per share, for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1994 were 18.2 million, compared with 18.4 million for 1993.

     SUBSEQUENT EVENT

          The Company believes that its potential for losses from January 17, 1995 Nambu-Jishin earthquake in Kobe, Japan is limited since foreign writings represent an insignificant portion of its portfolio.

     Comparison of 1993 with 1992

          Gross premiums written for 1993 increased 10% to $334.5 million from $304.8 million in 1992. Net premiums written for 1993 increased 19% to $245.4 million from $205.5 million for 1992. Gross premiums written and net premiums written for 1992 were increased by $5.6 million and reduced by $6.5 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections subsequent to Hurricane Andrew. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1993 increased by 12% and 16%, respectively, compared with 1992. The increase in premium volume was attributable principally to new and increased participations in treaty business. Much of the growth resulted from targeted market segments such as nonstandard auto, a line of business that experienced a 73% increase in net premiums written in 1993 to $38 million, or 16% of the total net volume. Offsetting a portion of the Company's premium growth was a continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. In general, a weak pricing environment persisted throughout 1993, with the exception of catastrophe-exposed risks and some specialized lines of business.

          Net losses and loss expenses incurred decreased 3% in 1993 to $156.3 million from $160.5 million in 1992. The loss ratio was 66.2% for 1993 as compared with 83.6% for 1992. During 1993 the Company incurred $13.7 million of net losses ($19.1 million of gross losses) resulting from property catastrophe events, primarily the World Trade Center bombing, the East Coast blizzard, the Midwest floods and the California fires, which adversely affected the loss ratio by 5.8 points. During 1992 the Company incurred $50.9 million of net losses ($162.6 million of gross losses) resulting from property catastrophe events, primarily Hurricanes Andrew and Iniki and the Los Angeles riots, which added 28.4 points to the loss ratio. Of these amounts, Hurricane Andrew accounted for $37.9 million of net incurred losses and $137.1 million of gross incurred losses.

          During 1993 and 1992, the Company ceded $88.9 million and $90.8 million of earned premiums, respectively. The Company recovered from retrocessionnaires $57.3 million and $177.1 million of losses during 1993 and 1992, respectively. Ceded premiums in 1992 included $12.1 million of reinstatement premiums paid by the Company. Ceded losses in 1992 included $111.7 million of losses resulting from property catastrophe events.

          Commission expenses increased 10% to $61.3 million in 1993 from $56.0 million in 1992. The commission ratio was 26.0% for 1993, compared with 29.1% for 1992. The decrease in the commission ratio for 1993 is primarily attributable to the current mix of business, on which the commission rate for certain new business is lower than the commission rate on canceled property pro rata treaties and the effect of net reinstatement premiums related to Hurricane Andrew, which added approximately one point to the 1992 commission ratio.

          Underwriting, administration and other expenses increased 8% in 1993 to $30.5 million from $28.3 million in 1992. The underwriting, administration and other expense ratio was 12.9% for 1993 as compared with 14.7% for 1992. The effect of net reinstatement premiums related to Hurricane Andrew added 0.5 points to the 1992 ratio. The increase in underwriting, administration and other expenses in 1993 was principally related to compensation expenses, the majority of which was an increase in costs associated with the Company's retirement plans. In addition, as discussed in Note 3 to the Company's Consolidated Financial Statements, the Company has made various acquisitions. The pre-tax effect on operations from recent acquisitions, including the amortization of goodwill and acquired licenses, was a charge of $2.6 million in 1993 compared with a charge of $1.8 million in 1992. The operations of the acquired companies are not expected to have a material effect on the Company's liquidity or results of operations.

          The combined ratio was 105.1% for 1993, compared with 127.4% for 1992. The effect of property catastrophe events on the 1993 and 1992 combined ratio was 5.8 points and 29.8 points, respectively.

          Net investment income for 1993 decreased 2% to $42.0 million from $42.9 million for 1992. Net investment income (pre-tax) has been affected adversely by: 1) the high level of claim payments made over the past eighteen months related to catastrophic events; 2) the Company's managed shift toward a greater percentage of tax-exempt securities; and 3) the general decline in interest rates over the past several quarters which has had an adverse effect on available yields for new and reinvested funds. Offsetting the above factors was an increase in investment income related to the investment of the proceeds from the Debentures in March 1993. On an after-tax basis net investment income was $32.2 million for 1993, virtually unchanged from 1992. Net realized investment gains for 1993 were $12.9 million, compared with $15.0 million for 1992.

          Interest expense increased 75% to $8.0 million in 1993 from $4.6 million in 1992. The increase was due to $3.5 million of interest expense recognized on the Debentures.

          As a result of the Company's implementation, as of January 1, 1993, of EITF 93-6, $2.6 million (after an income tax benefit of $1.4 million), or $0.14 per share, is included as a reduction to 1993 income for the cumulative effect of this accounting change.

          Net income for 1993 increased 249% to $25.3 million, or $1.38 per share, on a primary basis, compared with $7.2 million, or $0.40 per share, for 1992. Net income for 1993 on a fully diluted basis was $1.33 per share, compared with $0.40 per share for 1992. The 1993 results were affected by after-tax charges to operations, net of reinsurance, of $8.9 million, or $0.48 per share ($0.43 per share on a fully diluted basis) for property catastrophe events. The 1992 results were affected by after-tax charges to operations, net of reinsurance, of $37.9 million, or $2.08 per share (on a primary and fully diluted basis) for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1993 were 18.4 million, compared with 18.3 million for 1992.

     INCOME TAXES

          SCOR U.S.'s Federal income tax provision (benefit) was ($11.3 million), $7.0 million and ($3.8 million) for the years ended

     December 31, 1994, 1993 and 1992, respectively. Although the Company's income from operations before Federal income taxes and cumulative effect of accounting changes was $630,000 for 1992, a net operating loss for tax purposes resulted after the elimination of tax-exempt investment income. A reconciliation between income taxes computed at the statutory rate and SCOR U.S.'s provisions for income taxes for the years ended December 31, 1994, 1993 and 1992, is included in Note 9 to SCOR U.S.'s Consolidated Financial Statements.

          The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law in August 1993. The Act provided for an increase in the corporate tax rate to 35% from the previous 34% rate. As a result of the revaluation of the Company's net deferred tax assets to reflect the change in tax rates, the Company recognized a net benefit of $472,000, or $.03 per share, in 1993. This benefit is included in the provision for Federal income taxes attributable to income from operations. In addition, as a result of the new tax rate, it is likely that the Company will pay taxes at a higher effective rate in future years to the extent that the Company generates taxable earnings.

          GAAP requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future years will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of December 31, 1994. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Management also believes that the Company's net deferred income tax benefits related to unrealized depreciation of fixed maturity investments is recoverable through its ability to hold these investments to maturity. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

     ECONOMIC ENVIRONMENT

          The Company's commercial paper bears interest at short-term rates in effect at each respective issuance date. To the extent interest rates increased during 1994, interest expense has been affected adversely. In addition, prices of fixed maturity investments generally decline as market interest rates increase. Accordingly, the fair value of the Company's fixed maturity portfolio holdings has decreased during the recent period of increasing interest rates. SCOR U.S. also pursues an investment strategy that tends to mitigate interest rate risk by establishing a maturity distribution profile of fixed maturity investments sufficient to fund loss and loss expense obligations when they become due. In addition, management believes that SCOR U.S. and its operating companies pursue a conservative investment strategy which avoids significant exposure to credit risk.

     LIQUIDITY AND CAPITAL RESOURCES

          SCOR U.S. is a holding company. Its principal sources of cash are cash dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid by insurers domiciled in New York State, without prior approval of the New York Insurance Superintendent, are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by New York Insurance Law) for the previous twelve months. During the year ending December 31, 1994, $11.9 million of dividends were declared to SCOR U.S. At December 31, 1994, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $243.4 million. Based on the statutory surplus of the Company's operating subsidiaries at December 31, 1994, $24.3 million is available for dividends to SCOR U.S. during 1995.

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

          During 1994 the Company repurchased in the open market $3.9 million in principal amount of the Debentures and recognized an extraordinary gain of $351,000, or $0.02 per share, net of tax. These purchases were executed under a $10 million program authorized by the Board of Directors. In January 1995, the Company repurchased an additional $6.0 million in principal amount of the Debentures under this authorization. Funding for the aggregate amount of repurchased Debentures, all of which settled in January 1995, was achieved through the issuance of the Company's commercial paper.

          In January 1995, the Board of Directors authorized the Company to repurchase up to an additional $20 million of Debentures in the open market, as market conditions permit. In connection with this additional authorization, SCOR U.S. has established a $20 million credit agreement with SCOR S.A. the proceeds of which are restricted to the repurchase of the Debentures or the repayment of any debt incurred to repurchase Debentures.

          On October 1, 1990 SCOR U.S. renewed a $20.0 million note which was payable on that date. The new note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement related to this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments due on the loan. The floating rate, which resets every six months and is capped at 12.380%, was 11.068% as of December 31, 1994. The Company most likely will refinance this debt when due and is currently exploring various options.

          SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At December 31, 1994, $11.3 million of commercial paper was outstanding.

          SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

          At December 31, 1994, the amount remaining under the Company's existing stock repurchase program is approximately $1.4 million, which may be utilized as market conditions permit. During 1993, the Company repurchased 40,800 shares of its common stock for an aggregate cost of $616,000. The Company did not repurchase any shares under this program during 1994.

          The primary sources of liquidity for the SCOR U.S. insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash provided by operating activities was $1.3 million for 1994 compared with $27.8 million for 1993. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large previously reserved casualty claims. The Company has not suffered any adverse effect in the timing of recoveries or credit worthiness of retrocessionnaires due to the recent catastrophe activity . Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

          During 1994 and 1993, the Company incurred $4.1 million and $9.4 million, respectively, of capital expenditures, which primarily related to the development of information systems. At December 31, 1994, the Company had no significant commitments for capital expenditures.

          Effective January 1, 1991, SCOR Re and certain of the Company's other operating subsidiaries operate under a reinsurance pooling agreement pursuant to which the net amounts under all new and renewal business written by each such company are pooled. The net balances of the pool are then distributed to each company in accordance with established proportions.

          At December 31, 1994, total investments and cash at carrying value were $677.6 million compared with $733.8 million at December 31, 1993. The decreased level of investments and cash is primarily attributable to the $58.9 million decrease in fair value of investments carried at fair value during the year. SCOR U.S.'s fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 5.8 years. Approximately 99% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investment in real estate or high yield bonds. At December 31, 1994, the Company did not have any non income producing investments.

          SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of its principal operating subsidiaries, which at December 31, 1994 averaged approximately 4.5 years.

          The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net gains (losses) resulting from foreign currency transactions during 1994, 1993 and 1992 were ($156,000), ($929,000) and $555,000, respectively.

          Stockholders' equity at December 31, 1994 was $239.4 million, a decrease of $51.3 million from December 31, 1993. This decrease resulted primarily from the net loss of $7.8 million for the year, unrealized depreciation of investments carried at fair value, net of tax effect, of $38.3 million and by cash dividends declared of $6.5 million.

          The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written to surplus ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were .95 to 1, .87 to 1 and .97 to 1 for 1994, 1993 and 1992, respectively.

     RATINGS

          Upon issuance in 1993, the Debentures were assigned an A3 rating from Moody's Investors Service Inc. ("Moody's") and were rated BBB-Plus by Standard & Poor's Corp. ("S&P"). The Company's commercial paper program has been rated P-1 by Moody's and A-1 by S&P since its establishment. On November 22, 1994 S&P lowered its ratings on the Debentures to BBB and on the commercial paper to A-2. S&P attributed its action to the Company's volatile earnings record and reduced surplus resulting from its past concentration in reinsuring property risks, while acknowledging that the Company maintains a good position in the brokered reinsurance market, a sound investment strategy and benefits from its ownership by SCOR S.A. Moody's has not changed any of the Company's ratings to date. Although the Company may experience increased future borrowing costs as a result of negative ratings changes, the Company has not experienced any significant adverse effect subsequent to the above action.

          The Company recently was notified by A.M. Best & Company, Inc., an independent insurance industry rating organization, that the rating of its principal operating companies has been reduced from A+ (Superior) to A (Excellent) for reasons similar to those noted above.

     REGULATORY MATTERS

          The National Association of Insurance Commissioners ("NAIC"), an organization that assists state insurance regulators in achieving regulatory objectives, established minimum capital requirements, referred to as risk based capital, by adopting a risk-based capital formula for property and casualty companies in December 1993. The risk-based capital formula is applied to statutory financial statements beginning for the year ending December 31, 1994. The essential elements of these requirements focus on a company's types of business, historical loss development patterns and asset quality. Based on the prescribed formula the statutory surplus of each of the Company's operating subsidiaries is sufficient to meet these risk-based capital requirements and to conduct its respective operations.

          The NAIC is currently developing an Investments of Insurers Model Act, which, if adopted by the individual states, would establish uniform limitations upon the type and amounts of investments insurers may hold. Based upon the current proposals of this Model Act, which are subject to review and change, the Company does not believe a uniform standard would significantly affect the current investment mix or operations of its insurance and reinsurance subsidiaries.

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

          The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 has had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, $2,600,000 (net of $1,400,000 tax effect), or $0.14 per share, is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the year ended December 31, 1993 was to increase net income by $2,600,000 or $0.14 per share.

          In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). The adoption of SFAS 113 did not have a material effect on the Company's financial position or its results from operations.

          In the first quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which changed the method of accounting for income taxes. As a result of adopting SFAS 109, the Company recognized a cumulative benefit of the change in accounting principle of $2.4 million, or $0.13 a share, as of January 1, 1992.

          In the first quarter of 1992, the Company also changed its accounting method for deferred policy acquisition costs to consider anticipated investment income in evaluating the recoverability of such costs. This new method is preferable because it is the prevalent method used in the insurance industry. The newly adopted accounting method also allows for a more appropriate matching of the income statement amounts of commissions expense with the related earned premiums and the balance sheet amounts of deferred policy acquisition costs with the related unearned premiums. This change resulted in the recognition of a cumulative benefit of the change in accounting principle of $481,000 (after reduction for income taxes of $248,000), or $0.02 per share, as of January 1, 1992.

          The FASB has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits" ("SFAS 112"), which is effective for 1994 financial statements. SFAS 112 establishes accounting standards for employers who provide benefits for former or inactive employees after employment but before retirement. SCOR U.S. provides no such applicable post retirement benefits and therefore is not affected by SFAS 112.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See The Consolidated Financial Statements and Notes thereto and the Schedules on pages F-1 through F-40 and S-1 through S-7 below.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to "Election of Directors" in the Proxy Statement for the 1995 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of SCOR U.S.'s fiscal year ended December 31, 1994 ("Proxy Statement").

     ITEM 11.  EXECUTIVE COMPENSATION

          Reference is made to "Compensation of Executive Officers and Directors" in the Proxy Statement.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

          Reference is made to "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to "Certain Transactions and Relationships with Directors and Officers" in the Proxy Statement.

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K

     (a)   FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

          The financial statements and schedules listed in the accompanying Index to Financial Statements (Page F-1) are filed as part of this Annual Report on Form 10-K.

          The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

     (b)   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of 1994.

     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SCOR U.S. CORPORATION

                                                 By: Jeffrey D. Cropsey
                                                     Senior Vice President and
                                                     Chief Financial Officer

     Dated: March 28, 1995

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                    TITLE                  DATE

         Jacques P. Blondeau*           Chairman of          March 28, 1995
                                   the Board of Directors

             John R. Cox*                 Director           March 28, 1995

          Serge M. P. Osouf*           Vice Chairman of      March 28, 1995
                                   the Board of Directors

           Raymond H. Deck*               Director           March 28, 1995

         Michael J. Gudefin*              Director           March 28, 1995

            Jerome Karter*             President and         March 28, 1995
                                  Chief Executive Officer

          Richard M. Murray*              Director           March 28, 1995

           Patrick Peugeot*               Director           March 28, 1995

              SIGNATURE                    TITLE                  DATE

            John W. Popp*                 Director           March 28, 1995

           Francois Reach*                Director           March 28, 1995

          David J. Sherwood*              Director           March 28, 1995



          Jeffrey D. Cropsey       Sr Vice President and     March 28, 1995
                                  Chief Financial Officer
                               (Principal Financial Officer)



          Francis J. Fenwick    Vice President & Controller  March 28, 1995
                                        (Controller)



     *By: John T. Andrews, Jr.     Senior Vice President     March 28, 1995
          Attorney-in-Fact          General Counsel and
                                    Corporate Secretary

              INDEX TO REPORT AND CONSOLIDATED FINANCIAL STATEMENTS



     AUDITED FINANCIAL STATEMENTS OF SCOR U.S.

     Independent Auditors' Report                                            F-2

     Consolidated Balance Sheets at December 31, 1994 and 1993         F-3 - F-4

     Consolidated Statements of Operations for the years ended
       December 31, 1994, 1993 and 1992                                F-5 - F-7

     Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1994, 1993 and 1992                    F-8 - F-9

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992                              F-10 - F-11

     Notes to Consolidated Financial Statements                      F-12 - F-40



     Schedules:

        Schedule I -- Summary of Investments Other than Investments
          in Related Parties at December 31, 1994                            S-1

        Schedule II -- Condensed Financial Information of Registrant
            Balance Sheets at December 31, 1994 and 1993                     S-2

            Statements of Operations for the years ended
             December 31, 1994, 1993 and 1992                                S-3

            Statements of Cash Flows for the years ended
             December 31, 1994, 1993 and 1992                          S-4 - S-5

        Schedule IV -- Reinsurance                                           S-6

        Schedule VI -- Supplementary Information Concerning
          Property/Casualty Insurance Operations for the years
            ended December 31, 1994, 1993 and 1992                           S-7

                             INDEPENDENT AUDITORS' REPORT


     The Board of Directors and Stockholders
     SCOR U.S. Corporation:

     We have audited the consolidated balance sheets of SCOR U.S. Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994 as listed in the accompanying index of the 1994 Annual Report on Form 10-K of SCOR U.S. Corporation. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCOR U.S. Corporation and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 2(k) to the consolidated financial statements, in 1993 the Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," and the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and also adopted the consensus opinion regarding the Financial Accounting Standards Board's Emerging Issues Task Force regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Related Contracts by Ceding and Assuming Enterprises". In 1992, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes", and changed its method of accounting for deferred policy acquisitions costs.

                                        KPMG Peat Marwick LLP


     New York, New York
     February 2, 1995

                                             SCOR U.S. CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                                                        Year Ended December 31,
                                                                            1994           1993


     Assets         Investments:
                    Fixed maturities:
                      Available for sale, at fair value
                       (amortized cost: $596,791 and $558,882)        $  563,656     $  581,104
                      Held to maturity, at amortized cost
                       (fair value: $22,274 and $27,109)                  22,871         24,876
                    Equity securities, at fair value
                      (cost: $1,897 and $15,581)                           1,738         18,951
                    Short-term investments, at cost                       83,303         90,642
                    Other long-term investments                            1,225          1,081
                                                                         -------        -------
                                                                         672,793        716,654
                    Cash                                                   4,763         17,096
                    Accrued investment income                             10,339         10,169
                    Premiums receivable                                   72,018         80,319
                    Reinsurance recoverable on paid losses
                      Affiliates                                           4,399          9,498
                      Other                                               19,356         27,329
                    Reinsurance recoverable on unpaid losses
                      Affiliates                                         127,096        134,154
                      Other                                               95,576         87,689
                    Prepaid reinsurance premiums
                      Affiliates                                          10,504         14,578
                      Other                                                8,803         11,839
                    Deferred policy acquisition costs                     22,844         24,140
                    Deferred Federal income tax benefits                  34,818         11,894
                    Investment in affiliates                              11,532         10,789
                    Other assets                                          48,874         37,963
                                                                       ---------      ---------
                                                                      $1,143,715     $1,194,111
                                                                        ========      =========
     See notes to consolidated financial statements.



                                            SCOR U.S. CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                (in thousands)

                                                                        Year Ended December 31,
                                                                            1994           1993

     Liabilities    Losses and loss expenses                         $   604,787    $   562,209
                    Unearned premiums                                    110,082        114,376
                    Funds held under reinsurance treaties
                      Affiliates                                           3,654         21,777
                      Other                                               17,104         17,825
                    Reinsurance balances payable
                      Affiliates                                          15,328         18,196
                      Other                                               28,357         42,037
                    Convertible subordinated debentures                   82,350         86,250
                    Notes payable                                         20,000         20,000
                    Commercial paper                                      11,310         10,721
                    Other liabilities                                     11,348         10,031
                                                                         -------        -------
                                                                         904,320        903,422
                                                                         -------        -------
     Stockholders'  Preferred stock, no par value, 5,000
     Equity          shares authorized; no shares issued                     -0-            -0-
                    Common stock, $0.30 par value,
                     50,000 shares authorized;
                     18,356 and 18,299 shares issued                       5,507          5,490
                    Additional paid-in capital                           114,556        112,670
                    Unrealized appreciation (depreciation)
                     of investments, net of deferred tax effect          (21,640)        16,634
                    Foreign currency translation adjustment                 (414)            12
                    Retained earnings                                    143,153        157,532
                    Treasury stock, at cost (192 and 190 shares)          (1,767)        (1,649)
                                                                       ---------      ---------
                                                                         239,395        290,689
                                                                       ---------      ---------
                                                                      $1,143,715     $1,194,111
                                                                      ==========      =========

     See notes to consolidated financial statements.



                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)


                                                                             Year Ended December 31,
                                                                            1994      1993      1992


     Revenues  Net premiums earned                                      $228,244  $236,051  $192,050
               Net investment income                                      40,990    42,044    42,880
               Net realized investment gains                                 984    12,930    15,048
                                                                         -------   -------   -------
                                                                         270,218   291,025   249,978
                                                                         -------   -------   -------


     Losses    Losses and loss expenses, net                             191,270   156,292   160,545
     And       Commissions, net                                           59,434    61,324    55,960
     Expenses  Other underwriting and
                administration expenses                                   26,009    26,420    23,918
               Other expenses                                              4,039     4,073     4,346
               Interest expense                                            8,920     8,005     4,579
                                                                         -------   -------   -------
                                                                         289,672   256,114   249,348
                                                                         -------   -------   -------

               Income (loss) from operations before Federal
                income taxes (benefit)                                   (19,454)   34,911       630
               Federal income taxes (benefit)                            (11,262)    6,983    (3,771)
                                                                         -------   -------   -------
               Income (loss) from operations                              (8,192)   27,928     4,401
               Extraordinary gain on redemption of debentures,
                net of tax                                                   351       -0-       -0-
               Cumulative effect of accounting changes, net of tax           -0-    (2,600)    2,848
                                                                         -------   -------   -------
               Net income (loss)                                         $(7,841)  $25,328    $7,249
                                                                         =======   =======   =======
     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)


                                                                             Year Ended December 31,
                                                                            1994      1993      1992

     Per Share Average common and common
     Data       equivalent shares outstanding                             18,166    18,395    18,256
     Primary                                                             =======   =======   =======
               Income (loss) from operations                             $ (0.45)  $  1.52   $  0.25
               Extraordinary item                                           0.02       -0-       -0-
               Cumulative effect of accounting changes                       -0-     (0.14)     0.15
                                                                         -------   -------   -------
               Net income (loss)                                         $ (0.43)  $  1.38   $  0.40
                                                                         =======   =======    ======



     Fully     Average common and common
     Diluted    equivalent shares outstanding                             18,166    20,916    18,256
                                                                         =======   =======   =======
               Income (loss) from operations                             $ (0.45)  $  1.45   $  0.25
               Extraordinary item                                           0.02       -0-       -0-
               Cumulative effect of accounting changes                       -0-     (0.12)     0.15
                                                                         -------   -------   -------
               Net income (loss)                                         $ (0.43)  $  1.33   $  0.40
                                                                         =======   =======   =======


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)


                                                                             Year Ended December 31,
                                                                            1994      1993      1992




     Pro-      Pro-forma amounts assuming
     forma       retroactive application of the
                 change in the method of accounting
                 for multiple-year retrospectively rated
                 reinsurance contracts:

               Income (loss) from operations                                       $27,928    $1,801
                                                                                   =======    ======
               Income (loss) from operations per share

                 Primary                                                           $  1.52   $  0.10
                                                                                   =======   =======
                 Fully diluted                                                     $  1.45   $  0.10
                                                                                   =======   =======

               Net income (loss)                                                   $27,928   $ 4,649
                                                                                   =======   =======
               Net income (loss) per share

                 Primary                                                           $  1.52   $  0.25
                                                                                   =======   =======
                 Fully diluted                                                     $  1.45   $  0.25
                                                                                   =======   =======
     See notes to consolidated financial statements.




                                             SCOR U.S. CORPORATION
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands, except per share data)

                                                                             Year Ended December 31,
                                                                            1994      1993      1992

     Common Stock
      Balance at beginning of year                                        $5,490    $5,453    $5,431
      Issuance of common stock                                                17        37        22
                                                                         -------   -------   -------
      Balance at end of year                                               5,507     5,490     5,453
                                                                         -------   -------   -------

     Additional paid-in capital
      Balance at beginning of year                                       112,670   112,068   111,361
      Issuance of common stock                                               700     1,428       938
      Change in unpaid stock options exercised
       (shares of 55, 87 and 97)                                           1,175      (768)     (346)
      Deferred compensation                                                   11       (58)      115
                                                                         -------   -------   -------
      Balance at end of year                                             114,556   112,670   112,068
                                                                         -------   -------   -------

     Unrealized appreciation (depreciation)
      of investments
      Balance at beginning of year                                        16,634    11,416     5,826
      Change in unrealized appreciation                                  (38,274)    5,218     5,590
                                                                         -------   -------   -------
      Balance at end of year                                             (21,640)   16,634    11,416
                                                                         -------   -------   -------

     Foreign currency translation adjustment
      Balance at beginning of year                                            12       254     1,646
      Change in foreign currency translation adjustment                     (426)     (242)   (1,392)
                                                                         -------   -------   -------
      Balance at end of year                                             $  (414)  $    12   $   254
                                                                         -------   -------   -------

     See notes to consolidated financial statements.



                                             SCOR U.S. CORPORATION
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands, except per share data)

                                                                             Year Ended December 31,
                                                                            1994      1993      1992
     Retained earnings
      Balance at beginning of year                                      $157,532  $138,002  $135,786
      Net income (loss)                                                   (7,841)   25,328     7,249
      Dividends ($.36, $.32 and $.28 per share)                           (6,538)   (5,798)   (5,033)
                                                                         -------   -------   -------
      Balance at end of year                                             143,153   157,532   138,002
                                                                         -------   -------   -------
     Treasury stock
      Balance at beginning of year                                        (1,649)   (1,077)   (1,305)
      Net (purchases) reissuance of treasury stock                          (118)     (572)      228
                                                                         -------   -------   -------
     Balance at end of year                                               (1,767)   (1,649)   (1,077)
                                                                         -------   -------   -------

     Total stockholders' equity at end of year                          $239,395  $290,689  $266,116
                                                                        ========  ========  ========

     Common stock shares
      Balance at beginning of year                                        18,299    18,176    18,105
      Issuance of common stock                                                57       123        71
                                                                         -------   -------   -------
       Balance at end of year                                             18,356    18,299    18,176
                                                                         =======   =======   =======

     Treasury stock shares
      Balance at beginning of year                                           190       153       179
      Net purchases (reissuance) of treasury stock                             2        37       (26)
                                                                         -------   -------   -------
       Balance at end of year                                                192       190       153
                                                                         =======   =======   =======

     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)


                                                                           Year Ended December 31,
                                                                       1994        1993         1992

     Cash flows     Net income (loss)                               $(7,841)    $25,328       $7,249
     from           Adjustments to reconcile net income
     operating       (loss) to net cash provided by (used in)
     activities      operating activities:
                      Cumulative effect of accounting
                       changes                                          -0-       2,600       (2,848)
                      Realized investment gains                        (984)    (12,930)     (15,048)
                      Changes in assets and liabilities net
                       of effects of acquisitions:
                        Accrued investment income                      (170)        403          203
                        Premium balances, net                        (8,247)    (13,732)       9,779
                        Prepaid reinsurance premiums                  7,110        (188)      (8,517)
                        Reinsurance recoverable on paid
                         losses                                      13,072       5,528      (23,302)
                        Deferred policy acquisition costs             1,296      (1,969)      (5,367)
                        Losses and loss expenses                     42,578         396      101,583
                        Unearned premiums                            (4,294)      9,552       22,010
                        Reinsurance recoverable on unpaid
                         losses                                        (829)     (1,192)     (84,538)
                        Funds held under reinsurance
                         treaties                                   (18,844)        967        7,663
                        Federal income taxes                        (11,174)     11,219      (11,769)
                        Other                                       (10,403)      1,794       (5,172)
                                                                    -------     -------      -------
                     Net cash provided by (used in)
                       operating activities                         $ 1,270     $27,776      $(8,074)
                                                                    -------     -------      -------


     See notes to consolidated financial statements.


                                             SCOR U.S. CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                         Year Ended December 31,
                                                                       1994        1993         1992
     Cash flows     Sales, maturities or redemptions of
     from            fixed maturities                              $246,868    $349,423     $464,094
     investing      Sales of equity securities                       19,920      12,105       15,279
     activities     Net sales (purchases) of short-term
                     investments                                      9,899     (73,940)      15,181
                    Investments in fixed maturities                (266,174)   (375,024)    (436,138)
                    Investments in equity securities                (16,161)     (6,999)     (25,316)
                    Acquisitions, net of cash acquired                  -0-         -0-       (8,153)
                    Investment in affiliate                             -0-         -0-       (9,900)
                    Other                                            (4,138)     (9,422)      (3,400)
                                                                   --------     -------      -------
                    Net cash provided by (used in)
                     investing activities                            (9,786)   (103,857)      11,647
                                                                    -------     -------      -------

     Cash flows     Dividends paid                                   (6,538)     (5,798)      (5,033)
     from           Proceeds from issuance of convertible
     financing       subordinated debentures                            -0-      85,172          -0-
     activities     Proceeds from issuance of commercial
                     paper - net                                         30          96       10,247
                    Repayment of notes payable                          -0-      (8,000)         -0-
                    Proceeds from stock options exercised             1,533         967          364
                    Other                                             1,158         362          (17)
                                                                    -------     -------      -------
                    Net cash provided by (used in)
                     financing activities                            (3,817)     72,799        5,561
                                                                    -------     -------      -------

                    Net increase (decrease) in cash                 (12,333)     (3,282)       9,134
                    Cash at beginning of year                        17,096      20,378       11,244
                                                                    -------     -------      -------
                    Cash at end of year                            $  4,763     $17,096      $20,378
                                                                   ========     =======      =======
     See notes to consolidated financial statements.


                              SCOR U.S. CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) ORGANIZATION

          SCOR U.S. Corporation ("SCOR U.S.") is a Delaware corporation that was formed in December 1981. Prior to the offering of 4,000,000 shares to the public on September 25, 1986, SCOR U.S. was owned by Societe Commerciale de Reassurance ("SCOR Paris"), a French reinsurance company, and by Caisse Centrale de Reassurance ("CCR"), a reinsurer wholly owned by the French government which also owned approximately 30% of SCOR Paris. As a result of a corporate reorganization completed in France in November 1989, SCOR Paris became a wholly owned subsidiary of SCOR S.A. In December 1990, SCOR Paris and another subsidiary of SCOR S.A., UAP Reassurances ("UAP Re") were merged into SCOR S.A.

          In June 1990, Rockleigh Management Corporation ("Rockleigh"), a wholly owned subsidiary of UAP Re, was merged into SCOR U.S. Rockleigh owned 100% of both The Unity Fire and General Insurance Company ("Unity Fire") and General Security Assurance Corporation of New York ("General Security"), each of which was a professional reinsurance company. On January 1, 1994, General Security was merged into SCOR Reinsurance Company ("SCOR Re"), the Company's principal operating subsidiary.

          As a result of the issuance of common shares of SCOR U.S. to UAP Re in the Rockleigh merger, SCOR Paris' participation in SCOR U.S. stock repurchase programs and various other purchases, as well as SCOR Paris' purchase of CCR's shares of SCOR U.S., SCOR S.A. owned approximately 80% of the outstanding common stock of SCOR U.S. at December 31, 1994. The remaining 20% is held publicly and represents 3,616,864 shares of the outstanding shares of SCOR U.S. common stock.

     (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation

          The accompanying consolidated financial statements are presented in conformity with generally accepted accounting principles ("GAAP"). The consolidated financial statements of SCOR U.S. Corporation and subsidiaries (the "Company") include the accounts of SCOR U.S. and its wholly owned subsidiaries, SCOR Re, Unity Fire, General Security Indemnity Company ("GSIND") (formerly Southwest International Reinsurance Company), Morgard, Inc. ("Morgard"), General Security Insurance Company ("GSIC") (formerly The International Insurance Company of Takoma Park, Maryland ("IIC")), SCOR Services, Inc., and BIND, Inc., and its majority owned subsidiary, California Reinsurance Management Corporation ("Cal Re") and its equity affiliate Commercial Risk Partners Limited ("Commercial Risk"). The Company operates primarily in one significant industry segment; property and casualty reinsurance. Substantially all of the Company's gross premiums written are assumed from domestic ceding companies. All significant intercompany transactions have been eliminated in consolidation.

     (b) Premium Income

          Premium income is recognized as earned on a pro rata basis over the terms of the policies. Unearned premiums are calculated primarily on a pro rata basis on facultative business and as reported by ceding reinsureds on treaty business.

     (c) Policy Acquisition Costs

          Costs applicable to the acquisition of new business, principally commissions, are deferred when paid and expensed as the related premiums are earned. Deferred policy acquisition costs considers anticipated losses and loss expenses and maintenance expenses that will be incurred as those premiums are earned. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income. Amortization of acquisition costs for 1994, 1993 and 1992 was $59,434,000, $61,324,000 and $55,960,000, respectively.

     (d) Loss Reserves

          The reserve for losses and loss expenses is based upon estimates received from ceding reinsureds on treaty contracts, accumulation of case estimates for losses and loss expenses on claims reported on facultative contracts and estimates of losses and loss expenses incurred but not reported ("IBNR") based upon the Company's expectations of what may have been incurred. Such provisions are necessarily based on estimates and, accordingly, there can be no assurance that the ultimate liability will not exceed such estimates. The reserves are reviewed continually during the year and changes in estimates are reflected in operating results currently.

     (e) Property and Equipment

          Depreciation and amortization of property and equipment have been provided principally on the straight-line method with estimated useful lives of fifteen years for property and five to ten years for equipment. Leasehold improvements are amortized on a straight-line basis over the term of the corresponding lease. Depreciation and amortization amounted to $1,651,000, $765,000 and $603,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     (f) Investments

          The Company has categorized substantially all of its investments in fixed maturities as securities "available for sale" and, in conformity with Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities", which was adopted December 31, 1993, carries such investments at fair value. Fixed maturities purchased with the intent to hold to maturity are categorized as securities "held to maturity" and are carried at amortized cost. Equity securities are carried at fair value. Short-term investments are carried at cost, which approximates fair value.

          The Company's policy is to determine realized gains and losses on investments sold on the specific identification method. The Company includes unrealized gains and losses on equity securities and fixed maturities categorized as available for sale in stockholders' equity, net of any tax effect. For cash flows statement purposes, the Company does not consider any of its investments to be cash equivalents.

     (g) Earnings per Share

          Primary earnings per share data are based on the weighted average number of common shares outstanding during the period and, if dilutive, common shares assumed to be outstanding which are issuable under stock option plans. Fully diluted earnings per share are based on the additional assumption that the Debentures (as defined in Note
     6) are converted into common shares, if dilutive.

     (h) Reclassification of Certain Amounts

          Certain amounts from prior financial statements have been reclassified to conform with current classifications.

     (i) Intangibles

          (1) Goodwill

          The Company has classified as goodwill the cost in excess of net assets of companies acquired in purchase transactions. Goodwill is amortized on a straight-line basis over a period of 10 years. Amortization charged to operations amounted to $596,000, $542,000 and $499,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

          (2) Insurance Licenses

          In conjunction with its acquisition of IIC, the Company acquired licenses for approximately $3,200,000, which are amortized on a straight-line basis over 10 years. Amortization charged to operations amounted to $317,000 and $343,000 for the years ended December 31, 1994 and 1993, respectively. No amount was charged to operations for 1992.

     (j) Foreign Currency Transactions

          Revenues and expenses denominated in foreign currencies are translated at the rate of exchange at the transaction date. Assets and liabilities denominated in foreign currencies are translated at the rate of exchange at the end of a reporting period. Gains or losses resulting from foreign currency transactions are included in the Company's results from operations.

          Net gains (losses) resulting from foreign currency transactions during 1994, 1993 and 1992 were $(156,000), $(929,000) and $555,000, respectively.

     (k) Accounting Changes

          In the first quarter of 1993, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("SFAS 113"). The adoption of SFAS 113 did not have a material effect on the Company's financial position or its results from operations.

          The FASB's Emerging Issues Task Force ("EITF") reached a consensus on July 22, 1993 regarding Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). EITF 93-6 had an impact on certain of the Company's retrocessional agreements. As a result of the Company's implementation of the change in accounting method, as of January 1, 1993, a charge of $2,600,000 (after an income tax benefit of $1,400,000), or $0.14 per share, is included as a reduction to income as a cumulative adjustment. The effect of this change, excluding the cumulative adjustment, for the year ended December 31, 1993 was to increase net income by $2,600,000, or $0.14 per share.

          The pro-forma amounts shown in the statements of operations have been adjusted for the effect of retroactive application of the adoption of EITF 93-6, net of related income taxes.

          Effective as of December 31, 1993, SCOR U.S. adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS 115 did not have any effect on the Company's financial position or its results of operations.

          During 1992, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"), which changes the method of accounting for income taxes under GAAP. As a result of adopting SFAS 109, the Company recognized a cumulative benefit of the change in accounting principle of $2,367,000, or $0.13 per share, as of January 1, 1992. The effect of this change, excluding the cumulative benefit, for the year ended December 31, 1992 was to decrease net income by $480,000.

          During 1992, the Company also changed its accounting method for deferred policy acquisition costs to consider anticipated investment income in evaluating the recoverability of such costs. This new method is preferable because it is the prevalent method used in the insurance industry. The newly adopted accounting method also allows for a more appropriate matching of the income statement amounts of commissions expense with the related earned premiums and the balance sheet amounts of deferred policy acquisition costs with the related unearned premiums. This change resulted in the recognition of a cumulative benefit of the change in accounting principle of $481,000 (after reduction for income taxes of $248,000), or $0.02 per share, as of January 1, 1992. This change had no effect on net income, excluding the cumulative benefit, for the year ended December 31, 1992.

     (3) ACQUISITIONS

     (a)  Purchase of Morgard

          On March 10, 1992, SCOR U.S. acquired 100% of the stock of Morgard, a developer, marketer and administrator of an insurance product that indemnifies monthly mortgage payments after involuntary unemployment. The purchase price was approximately $2,549,000 and the transaction was accounted for using the purchase method of accounting and, accordingly, Morgard's purchased assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The acquisition did not have a material pro forma impact on operations. In March 1994, the Company issued 31,500 shares of its common stock at an approximate market value of $360,000 as additional consideration pursuant to the Morgard purchase agreements.

     (b)  Investment in Commercial Risk

          During January 1992, SCOR U.S. acquired 19.8% of the stock of Commercial Risk, a Bermuda holding company for two insurance subsidiaries engaged in writing shared-risk products. The majority shareholder of Commercial Risk is SCOR S.A. The purchase price was approximately $9,900,000, which included equity and debt. As a result of a recapitalization of Commercial Risk in 1994, all of SCOR U.S.'s investment was converted to equity, with SCOR U.S. owning approximately 13% of Commercial Risk. The investment in Commercial Risk is accounted for using the equity method of accounting and, accordingly, the accompanying consolidated financial statements reflect the Company's proportionate share of Commercial Risk's stockholders' equity and operating income. SCOR U.S. accounts for its proportionate share of Commercial Risk's income in its statements of operations under the caption "other expenses (income)". Income (loss) from Commercial Risk amounted to $743,000, $678,000 and ($110,000) in 1994, 1993 and 1992, respectively.

     (c)  Purchase of The International Insurance Company of Takoma Park,
          Maryland

          On December 4, 1992, SCOR U.S. acquired 100% of the stock of IIC. The purchase price was approximately $8,200,000 and the transaction was accounted for using the purchase method of accounting and, accordingly, IIC's purchased assets and liabilities have been recorded at their estimated fair values at the date of acquisition. The acquisition did not have a material pro forma impact on operations. During 1993, IIC's name was changed to GSIC.

     (4) REINSURANCE

          SCOR U.S.'s operating subsidiaries assume reinsurance from SCOR S.A. and other affiliated companies primarily on a quota share or surplus share basis. Written premiums assumed from these companies (and the percentage of gross written premiums) were approximately $7,845,000 (2.6%), $8,375,000 (2.5%) and $6,699,000 (2.2%) for the
     years ended December 31, 1994, 1993 and 1992, respectively. Of these amounts, approximately $6,959,000, $7,925,000 and $6,278,000 for 1994,
     1993 and 1992, respectively, were assumed from SCOR S.A.

          SCOR U.S.'s operating subsidiaries also retrocede reinsurance to SCOR S.A. and other affiliated companies, primarily on a quota share or surplus share basis.

          The effects of ceded reinsurance on the Statement of Operations for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                     Loss
                                                                 and Loss
                                       Premiums     Premiums     Expenses
                                        Written       Earned     Incurred

                                               (in thousands)

                                           December 31, 1994

     Direct                             $13,667      $13,927     $  9,554
     Assumed                            293,125      297,159      260,073
     Ceded - affiliate                  (35,644)     (39,718)     (37,651)
     Ceded - other                      (40,088)     (43,124)     (40,706)
                                        -------      -------      -------
     Net                               $231,060     $228,244     $191,270
                                        =======      =======      =======

                                           December 31, 1993

     Direct                            $ 11,972     $  8,677     $  6,944
     Assumed                            322,547      316,292      206,603
     Ceded - affiliate                  (51,453)     (49,778)     (37,986)
     Ceded - other                      (37,653)     (39,140)     (19,269)
                                       --------      -------     --------
     Net                               $245,413     $236,051     $156,292
                                       ========     ========     ========

                                           December 31, 1992

     Direct                            $  4,922     $  2,682     $  1,645
     Assumed                            299,906      280,136      335,954
     Ceded - affiliate                  (43,523)     (39,134)     (59,473)
     Ceded - other                      (55,762)     (51,634)    (117,581)
                                       --------     --------     --------
     Net                               $205,543     $192,050     $160,545
                                       ========     ========     ========

          For the years ended December 31, 1994, 1993 and 1992 the percentage of assumed premiums written to net premiums written was 126.9%, 131.4% and 145.9%, respectively.

          Reinsurance does not discharge or diminish the primary liability to insureds of the Company on risks reinsured; however, it does permit the Company to recover the applicable portion of any loss from its retrocessionaires. Retrocessionaires of SCOR U.S. are subject to an initial review of financial condition before final acceptability is confirmed and subsequent reviews on an annual basis. The Company, like most reinsurance companies, enters into retrocession arrangements for many of the same reasons primary insurers seek reinsurance, including increasing their premium writing and risk capacity without requiring additional capital and reducing the effect of individual or aggregate losses. Historically, SCOR Re has retroceded risks to retro-cessionaires on both a proportional and excess of loss basis. Under its 1994 retrocessional program, SCOR Re retained a maximum of $2.0 million as to any one ceding company program for treaty business and a maximum of $3.3 million and $1.1 million per risk for facultative property and facultative casualty business, respectively.

          Paid losses, outstanding losses and IBNR recoverable from retrocessionaires which are determined to be uncollectible are charged to operations. There were no such amounts charged to operations for the years ended December 31, 1994, 1993 and 1992.

          Pursuant to a Net Aggregate Excess of Loss Retrocessional Agreement dated as of July 1, 1986 ("the 1986 Retrocessional Agreement"), SCOR S.A. reinsured SCOR Re for adverse loss development from pre-1986 business that exceeded the total of loss reserves established as of June 30, 1986, and premiums earned after June 30, 1986, from such pre-1986 business. The 1986 Retrocessional Agreement provided protection to the Company for business underwritten by SCOR Re only and did not provide coverage for pre-1986 business underwritten by any other subsidiary. However, business underwritten by General Security and Unity Fire is protected against adverse development by a separate net aggregate excess of loss retrocessional agreement, as described below. The 1986 Retrocessional Agreement terminated on December 31, 1993, at which time SCOR S.A.'s liability to SCOR Re was $16,224,000. This amount is the actuarially determined expected ultimate loss from the pre-1986 business in excess of the "aggregate deductible" (which is defined as the total of net outstanding loss and loss expense reserves, net incurred but not reported loss reserves and net unearned premium reserves established as of June 30, 1986 for the pre-1986 business, plus all net premiums and future net premium adjustments earned after June 30, 1986 under retrospectively rated treaties for such business). During the first quarter of 1994, SCOR Re received $16,224,000 from SCOR S.A. in settlement of its liability under this agreement.

          SCOR Re and SCOR S.A. entered into a new Net Aggregate Excess of Loss Agreement ("the 1994 Retrocessional Agreement") effective January 1, 1994, which protects the same business covered under the 1986 Retrocessional Agreement. Under this Agreement, SCOR Re is responsible for any further adverse development up to $8,800,000, at which point the 1994 Retrocessional Agreement attaches and provides coverage for up to $10,000,000 of any additional adverse development. SCOR Re paid a premium of $2,000,000 for this coverage, which expires on December 31, 2004. At December 31, 1994, no recovery was recog-nized under this agreement. In addition, based on the experience of the 1994 Retrocessional Agreement, SCOR Re is eligible to receive a contingent commission of up to 27.75% of the premium.

          SCOR S.A. entered into a Net Aggregate Excess of Loss Retrocessional Agreement ("the 1990 Retrocessional Agreement") with each of Unity Fire and General Security, pursuant to which SCOR S.A. agreed to reinsure those companies to the extent that their net ultimate incurred losses (as defined in the agreements) arising in 1989 and prior accident years exceed an aggregate deductible. As a result of the January 1, 1991 assumption by General Security of the rights, liabilities and obligations of Unity Fire, the Net Aggregate Excess of Loss Retrocessional Agreement with Unity Fire was terminated and the Net Aggregate Excess of Loss Retrocessional Agreement with General Security was amended (as so amended, the "Agreement") to include the protection formerly provided to Unity Fire by its retrocessional agreement with SCOR S.A. As a result of the merger of

     General Security into SCOR Re, the protection under the Agreement is now for the benefit of SCOR Re. The aggregate deductible is defined as the sum of net outstanding loss and loss expense reserves and net incurred but not reported loss reserves as of December 31, 1989, for 1989 and prior accident years, as documented in the 1989 statutory financial statements of Unity Fire and General Security. This amount has been established at a combined aggregate of $93,830,000. The annual premium for this protection is $210,000 through 2004. The Agreement continues in force until all covered losses are settled. At December 31, 1994, SCOR S.A.'s estimated liability under the Agreement was approximately $11,700,000.

          SCOR S.A. provides letters of credit in amounts equal to its estimated liability under its reinsurance agreements (as reestimated on a quarterly basis). The amount of letters of credit provided by SCOR S.A. at December 31, 1994 was approximately $134,500,000.

          The amounts recoverable under the Net Aggregate Excess of Loss Retrocessional Agreements are included in "Retrocessions to Affiliates" above and have the effect of reducing the Company's net losses and loss expenses incurred.

          The Company withholds funds from retrocessionaires in accordance with the retrocessional agreements. Under the terms of the agreements, the Company pays interest on the principal sums of amounts withheld at annual rates of 6% to 7.5% computed and rendered quarterly. The Company incurred interest expense (income) of $1,882,000, $2,191,000 and $1,755,000 in 1994, 1993 and 1992,
     respectively, of which $(2,000), $1,161,000 and $1,003,000, respectively, relates to SCOR S.A.

     (5) INVESTMENTS

          Net investment income of the Company, comprised primarily of interest and dividends, was derived from the following sources:

                                               Year Ended December 31,
                                              1994      1993      1992
                                                  (in thousands)

     Fixed maturities                      $38,555   $39,859   $41,736
     Equity securities                         776       999     1,036
     Short-term investments                  2,855     2,120     1,485
     Other                                     175       428       196
                                           -------   -------    -------
                                            42,361    43,406    44,453
     Investment expense                     (1,371)   (1,362)   (1,573)
                                            ------   -------   -------
     Net investment income                 $40,990   $42,044   $42,880
                                           =======   =======   =======

          Net realized investment gains (losses) of the Company were derived from the following sources:
                                               Year Ended December 31,
                                              1994      1993      1992
                                                    (in thousands)
     Net realized investment gains (losses):
     Fixed maturities                      $  (814)  $10,921   $13,245
     Equity securities                       1,497     1,791     1,642
     Other                                     301       218       161
                                             -----   -------   -------
                                           $   984   $12,930   $15,048
                                           =======   =======   =======

          Proceeds from sales of available for sale securities during 1994, 1993 and 1992 were $260,902,000, $358,168,000 and $480,864,000, respectively.  Gross gains of $7,162,000, $14,722,000 and $19,212,000, and gross losses of $6,479,000, $2,016,000 and $4,325,000 during 1994,
     1993 and 1992, respectively, were realized on those sales.

          The changes in net unrealized gains (losses) on investments of the Company (including unrealized gains and losses on fixed maturities held to maturity that are not reflected in stockholders' equity) are derived from the following sources:
                                               Year Ended December 31,
                                              1994      1993      1992
                                                  (in thousands)
     Decrease during period
       in difference between fair value
       and cost of investments in equity
       securities                          $(3,529)    $(722)    $(651)

     Deferred income tax benefit             1,235       212       221
                                           -------   -------   -------
     Decrease in net unrealized
       losses on equity securities          (2,294)     (510)     (430)
                                           -------   -------   -------
     Increase (decrease) during period
       in difference between fair value
       and cost of investments in fixed
       maturities                          (58,187)    9,758   (15,165)

     Deferred income tax benefit (expense)  20,365    (3,562)    5,156
                                           -------   -------  -------
     Increase (decrease) in net
       unrealized gains (losses)
       on fixed maturities (1)             (37,822)    6,196   (10,009)
                                           -------   -------  -------
     Total increase (decrease) in
       net unrealized gains (losses)
       on equity securities and
       fixed maturities                   $(40,116)  $ 5,686  $(10,439)
                                           =======   =======  ========

     (1) Includes changes in net unrealized gains (losses) of ($55,357,000), $9,017,000 and $9,118,000, and deferred tax expense
     (benefit) of ($19,377,000), $3,288,000 and $3,100,000 on fixed maturities carried at market value for 1994, 1993 and 1992, respectively, which is reflected in stockholders' equity.

          At December 31, 1994 and 1993, approximately $22,871,000 and $24,876,000, respectively, of bonds carried at amortized cost were on deposit with various regulatory authorities as required by law.

          The following table presents gross unrealized gains and losses and the related deferred taxes on equity securities and fixed maturities carried at fair value.

                                     Year Ended December 31,
                                              1994      1993
                                           (in thousands)

     Equity securities:

     Gross unrealized gains                   $251    $3,987

     Gross unrealized losses                  (410)     (617)
                                             -----   -------
     Net unrealized gains (losses)            (159)    3,370
                                             -----   -------

     Fixed maturities, at fair value:

     Gross unrealized gains                  1,112    25,937

     Gross unrealized losses               (34,247)   (3,715)
                                           -------   -------
     Net unrealized gains (losses)         (33,135)   22,222
                                           -------  -------
     Total net unrealized gains (losses)   (33,294)   25,592

     Deferred tax asset (liability)         11,654    (8,958)
                                           -------   -------
     Unrealized appreciation
      (depreciation) of investments       $(21,640)  $16,634
                                          ========   =======

          The amortized cost and estimated fair values of investments by major security type at December 31, 1994 and 1993 are as follows:

     Held to Maturity
                                           December 31, 1994
                                                                 Estimated
                                Amortized  Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value

                                               (in thousands)

     U.S. Treasury securities
      and obligations of
      U.S. government corpor-
      ations and agencies         $14,199         $53     $(824)   $13,428

     Debt securities issued
      by foreign governments        8,672         226       (52)     8,846

     Total fixed maturities
      held to maturity            $22,871        $279     $(876)   $22,274
                                 ========     =======   ========  ========

     Available for Sale
                                           December 31, 1994
                                                                 Estimated
                                Amortized  Unrealized Unrealized    Fair
                                   Cost       Gains     Losses     Value
                                            (in thousands)
     U.S. Treasury securities
      and obligations of
      U.S. government corpor-
      ations and agencies         $96,097        $272   $(4,556)   $91,813
     Obligations of
      states and political
      subdivisions                254,196         135   (12,549)   241,782
     Debt securities issued
      by foreign governments        5,992          77      (106)     5,963
     Corporate securities         114,321         474    (6,363)   108,432
     Mortgage-backed
      securities                   91,439         148    (7,875)    83,712
     Redeemable preferred
      stocks                       34,746           6    (2,798)    31,954
                                  -------     -------    -------   -------
     Total fixed maturities
      available for sale          596,791       1,112   (34,247)   563,656
     Equity securities              1,897         251      (410)     1,738
                                  -------     -------    -------   -------
     Total investments
      carried at fair value      $598,688      $1,363  $(34,657)  $565,394
                                  =======     =======    =======  ========

     Held to Maturity
                                           December 31, 1993
                                                                 Estimated
                                Amortized  Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value

                                      (in thousands)

     U.S. Treasury securities
      and obligations of
      U.S. government corpor-
      ations and agencies         $15,792     $   976    $   (6) $  16,762
     Obligations of
      states and political
      subdivisions                    499          21        -0-       520
     Debt securities issued
      by foreign governments        8,459       1,242        -0-     9,701
     Corporate securities             126         -0-        -0-       126
                                  -------     -------    -------   -------

     Total fixed maturities
      held to maturity           $ 24,876     $ 2,239    $   (6)  $ 27,109

                                 ========     =======    =======  ========

     Available for Sale
                                           December 31, 1993
                                                                 Estimated
                                Amortized  Unrealized Unrealized    Fair
                                  Cost       Gains      Losses     Value

                                       (in thousands)
     U.S. Treasury securities
      and obligations of
      U.S. government corpor-
      ations and agencies       $  64,362    $  3,780 $  (2,035) $  66,107
     Obligations of
      states and political
      subdivisions                265,111      12,677      (396)   277,392
     Debt securities issued
      by foreign governments        3,985         503        -0-     4,488
     Corporate securities         132,494       7,243      (538)   139,199
     Mortgage-backed
      securities                   59,353       1,116      (457)    60,012
     Redeemable preferred
      stocks                       33,577         618      (289)    33,906
                                  -------     -------    -------   -------
     Total fixed maturities
      available for sale          558,882      25,937    (3,715)   581,104
     Equity securities             15,581       3,987      (617)    18,951
                                  -------     -------    -------   -------
     Total investments
      carried at fair value      $574,463    $ 29,924   $(4,332)  $600,055
                                 ========    ========   ========  ========

           The amortized cost and estimated fair value of fixed maturities at December 31, 1994, by contractual maturity, are shown below (expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties):

                                    Available for Sale    Held to Maturity
                                     -----------------   -----------------
                                    Amortized      Fair Amortized     Fair
                                      Cost        Value   Cost       Value
                                                  (in thousands)

     Due in one year or less          $13,212   $13,126      $228     $222
     Due after one year - five years  136,872   133,061    10,461   10,521
     Due after five year - ten years  302,681   284,758    12,022   11,392
     Due after ten years               17,841    17,045       160      139
                                      -------   -------   -------  -------
                                      470,606   447,990    22,871   22,274
     Mortgage-backed securities        91,439    83,712       -0-      -0-
     Redeemable preferred stocks       34,746    31,954       -0-      -0-
                                      -------   -------   -------  -------
     Total                           $596,791  $563,656   $22,871  $22,274
                                     ========   =======  ======== ========


     (6) NOTES PAYABLE AND CREDIT ARRANGEMENTS

          On March 29, 1993, SCOR U.S. sold at par $86,250,000 of 5.25%
     Convertible Subordinated Debentures due April 1, 2000 ("Debentures") through a private offering. The Debentures are not redeemable by the Company prior to April 3, 1996 and are convertible into approximately
     3.4 million shares of SCOR U.S. common stock at a conversion price of $25.375 per share. Expenses incurred in the offering of approximately $1,800,000 were deferred and are being amortized over the life of the Debentures. The Company contributed $50,000,000 of the net proceeds to SCOR Re. Interest expense incurred on the Debentures during 1994 and 1993 was $4,465,000 and $3,484,000, respectively.

          On October 1, 1990 SCOR U.S. renewed a $20,000,000 note which was payable on that date. The new note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. On March 12, 1993, the Company entered into an intermediate-term interest rate swap agreement with a commercial bank related to this note. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments due on the loan. The floating rate, which is reset every six months and is capped at 12.375%, was 11.068% as of December 31, 1994, and 8.693% as of December 31, 1993. In addition, SCOR U.S. had an $8,000,000 note at market interest rates which was repaid on May 10, 1993. Interest expense incurred for these notes, including the effect of the interest rate swap, during 1994, 1993 and 1992 was $2,072,000, $1,953,000 and $2,261,000, respectively.

          In 1990, SCOR U.S. established a commercial paper program that allows the Company to raise up to $50,000,000. The weighted average interest rate of commercial paper outstanding at December 31, 1994 was 6.29%. The maximum outstanding at any month end during 1994 was

     $11,310,000, and the average outstanding during 1994 was $10,269,000. The weighted average interest rate during 1994 was 5.68%. Interest expense incurred on commercial paper during 1994, 1993 and 1992 was approximately $501,000, $378,000, $450,000, respectively.

          Interest paid including interest paid on reinsurance funds withheld, during 1994, 1993 and 1992 was $8,647,000, $6,928,000 and
     $4,250,000, respectively.

     (7) RETIREMENT OF DEBENTURES

          During 1994 the Company repurchased in the open market $3.9 million in principal amount of the Debentures and recognized an extraordinary gain of $351,000 (after deduction for income taxes of $189,000), or $0.02 per share. Funding for the repurchased Debentures which settled in January 1995, was achieved through the issuance of the Company's commercial paper.

     (8) FINANCIAL INSTRUMENTS

     Off-Balance-Sheet Risk

          On March 12, 1993, the Company entered into an interest rate swap agreement to effectively convert underlying fixed-rate debt into variable-rate debt based on LIBOR (See Note 6). The notional principal amount of this agreement, which matures in October 1995, is $20,000,000. The Company has entered into this agreement with a creditworthy international financial institution and considers the risk of nonperformance to be remote. The Company is exposed to market risk due to the possibility of exchanging a lower interest rate for a higher interest rate. The net interest effect of this swap transaction is reported as an adjustment of interest income as incurred.

     Concentration of Credit Risk

          At December 31, 1994 the Company did not have a material concentration of financial instruments in any single investee, industry or geographic location. All of the Company's investments in fixed maturities are investment grade securities and virtually all are rated A or better.

          The Company's client base and their dispersion throughout the United States limits the concentration of credit risk on amounts due from clients.

          At December 31, 1994, the Company had no significant concentrations of credit risk.

     Fair Value of Financial Instruments

          The following methods and assumptions were used by the Company to estimate the fair value disclosures for its assets and liabilities as of December 31, 1994 and 1993:

     Fixed maturities and equity securities: Fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Cash and short-term investments: The carrying amount is a reasonable estimate of fair value.

     Convertible subordinated debentures: Fair value is based on the prevailing market bid.

     Notes payable: Fair value is based on the discounted amount of future cash flows using the Company's current estimated borrowing rate for a similar liability.

     Commercial paper: The carrying amount is a reasonable estimate of fair value due to the short-term variable market rate nature of this liability.

     Interest rate swap: Fair value is based on the estimated amount that the Company would pay or (receive) to terminate the swap agreement at the reporting date, taking into account current interest rates and current creditworthiness of the counterparty.

     The estimated fair values of the Company's financial instruments are as follows:
                                                December 31,
                                         1994                1993
                                     Carrying      Fair  Carrying     Fair
                                       Amount     Value    Amount    Value
                                                    (in thousands)

     Assets
     Fixed maturities at fair value  $563,656  $563,656  $581,104 $581,104
     Fixed maturities at
      amortized cost                   22,871    22,274    24,876   27,109
     Equity securities                  1,738     1,738    18,951   18,951
     Short-term investments            83,303    83,303    90,642   90,642
     Cash                               4,763     4,763    17,096   17,096
     Liabilities
     Convertible subordinated
      debentures                       82,350    69,998    86,250   81,075
     Notes payable                     20,000    20,000    20,000   21,897
     Commercial paper                  11,310    11,310    10,721   10,721
     Interest rate swap                   -0-       341       -0-     (266)

     (9) FEDERAL INCOME TAXES

          SCOR U.S. and its subsidiaries file a consolidated Federal income tax return.

          The components of the provision for Federal income taxes attributed to income from operations were as follows:

                                              Year Ended December 31,
                                            1994      1993       1992
                                                  (in thousands)

     Current tax expense (benefit)      $ (9,171)   $7,882    $(1,853)
     Deferred tax benefit                 (2,091)     (899)    (1,918)
                                        --------   -------    -------
                                        $(11,262)   $6,983    $(3,771)
                                        ========    ======    =======
     Income taxes paid                  $  1,800(1) $3,546(1)  $8,001
                                        ========    ======     ======

     (1) Excludes refunds received in 1994 and 1993 of $1,700,000 and $7,782,000, respectively.

          Total income tax expense (benefit) for the years ended December 31, 1994, 1993 and 1992 was allocated as follows:

                                              Year Ended December 31,
                                            1994      1993       1992
                                                  (in thousands)

     Income (loss) from continuing
      operations                        $(11,262)   $6,983    $(3,771)
     Extraordinary item                      189       -0-        -0-
     Cummulative effect of accounting
      changes                                -0-    (1,400)     2,119
     Stockholders' equity:
       Unrealized appreciation (depre-
        ciation) of investments          (20,611)    3,077      2,877
       Foreign currency translation         (229)     (125)      (717)
                                         -------     -----      -----
                                        $(31,913)   $8,535       $508
                                        ========    ======       ====

          The components of the net deferred Federal income tax benefits recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993 were as follows:

                                                        Deferred Tax
                                                     Asset (Liability)
                                                        (in thousands)

                                                        1994      1993

     Deferred policy acquisition costs               $(7,995)  $(8,449)
     Unearned premium reserve                          6,354     6,157
     Loss reserves                                    25,052    23,352
     Other                                              (469)     (214)
                                                     -------   -------
     Tax effect of temporary differences              22,942    20,846
     Unrealized (appreciation) depreciation
      of investments                                  11,653    (8,958)
     Foreign currency translation                        223         6
                                                     -------   -------
                                                     $34,818  $ 11,894
                                                     =======   =======

          SFAS 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future years will be sufficient to realize the net deferred income tax benefits which are reflected on its consolidated balance sheet as of December 31, 1994. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Management also believes that the Company's net deferred income tax benefits related to unrealized depreciation of fixed maturity investments is recoverable through its ability to hold these investments to maturity. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

               The Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law in August 1993. The Act provided for an increase in the corporate tax rate to 35% from the previous 34% rate. As a result of the revaluation of the Company's net deferred tax assets to reflect the change in tax rates, the Company recognized a net benefit of $472,000, or $0.03 per share, in 1993. This benefit is included in the provision for Federal income taxes attributable to income from operations.

          A reconciliation of income tax expense (benefit) computed by applying the United States Federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to income (loss) from operations before Federal income taxes (benefit) to the provision for Federal income taxes (benefit) is as follows:

                                               Year Ended December 31,
                                              1994      1993      1992

                                                        (in thousands)
     Computed tax expense (benefit) at
      U.S. Federal rate                    $(6,809)  $12,219   $   214
     Tax-exempt interest                    (4,282)   (4,262)   (3,587)
     Dividends received deduction             (638)     (672)     (605)
     Tax rate change                           -0-      (472)      -0-
     Other                                     467       170       207
                                          --------   -------   -------
                                          $(11,262)   $6,983   $(3,771)
                                          ========   =======   =======

     (10) RESERVES FOR LOSSES AND LOSS EXPENSES

          Changes in the Company's reserves for losses and loss expenses for each year in the three year period ended December 31, 1994 is summarized as follows:

                                                               December 31,
                                                   1994      1993      1992
                                                             (in thousands)

     Reserve for losses and loss expenses
      at beginning of year, net                $340,366  $341,162  $324,117
                                               --------  --------  --------
     Provision for losses and loss expenses:
       Occuring in current year                 193,587   160,695   165,468
       Occuring in prior years                   (2,317)   (4,403)   (4,923)
                                                -------  --------   -------
     Total                                      191,270   156,292   160,545
                                                -------   -------   -------

     Payment for losses and loss expenses,
      net of amounts recoverable
       Occuring in current year                  55,155    36,018    51,514
       Occuring in prior years                   94,366   121,070    91,986
                                                 ------   -------   -------
     Total                                      149,521   157,088   143,500
                                                -------   -------   -------

     Reserve for losses and loss expenses
      at end of year, net                       382,115   340,366   341,162
     Reinsurance recoverable on
      unpaid losses                             222,672   221,843   220,651
                                               --------   -------   -------
     Reserve for losses and loss expenses
      at end of year, gross                    $604,787  $562,209  $561,813
                                               ========  ========  ========

          The operating companies of SCOR U.S. have not underwritten significant amounts of business in those classes or with those insurers that are known to be exposed to asbestos and environmental-related claims. During the years ended December 31, 1994, 1993 and 1992, the Company has not experienced any significant amount of net loss reporting or development on claims related to these exposures.
     In addition, the Company is significantly protected from adverse development under the SCOR S.A. Retrocessional Agreements (see Note
     4). Any recoveries under such agreements are considered to be fully realizable. Based on the above information, the Company believes that its exposure to asbestos and environmental-related claims is not material to the Company's financial position or results of operations.

     (11) STATUTORY REQUIREMENTS

          The Insurance Department of the State of New York ("Department"), in which SCOR Re, GSIND and Unity Fire are domiciled, and the Maryland Insurance Administration, in which GSIC is domiciled, recognizes as net income and surplus (stockholder's equity) those amounts determined in conformity with statutory accounting practices prescribed or permitted by the respective jurisdiction, which differ in certain respects from GAAP.

          Reconciliations of statutory surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying financial statements are as follows:

                                                          December 31,
                                                   1994           1993
                                                         (in thousands)

     Statutory surplus
       of insurance subsidiaries               $243,416       $271,895

     Deferred policy acquisition costs           22,844         24,140
     Unauthorized reinsurance                    12,931          7,076
     Non-admitted assets                          4,589          3,052
     Unrealized appreciation (depreciation)
       on fixed maturities carried
        at fair value                           (33,135)        22,222
     Deferred Federal income taxes               34,818         11,894
     Parent company and non-insurance
       subsidiaries' net assets                  56,282         56,660
     Long-term debt                            (102,350)      (106,250)
                                              ---------       --------
     GAAP stockholders' equity                 $239,395       $290,689
                                               ========       ========

                                                 Year Ended December 31,
                                                1994      1993      1992

                                                          (in thousands)

     Statutory net income (loss) of
      insurance subsidiaries                 $(1,109) $ 34,735  $  5,164

     Deferred policy acquisition costs        (1,296)    1,969     5,367
     Deferred Federal income taxes             2,091       899     1,918
     Cumulative effect of
      accounting changes                         -0-       -0-     2,848
     Parent company operations                (5,018)   (8,128)   (7,377)
     Non-insurance subsidiary
      operations                              (2,509)   (4,147)     (671)
                                             -------   -------   -------

     GAAP net income (loss)                  $(7,841)  $25,328    $7,249
                                             =======   =======   =======

          Cash dividends of the Company's reinsurance subsidiaries may be paid only out of their statutory earned surplus. For the operating subsidiaries domiciled in New York (which represents approximately 89% of the Company's statutory surplus), the payment of dividends is subject to statutory restrictions imposed by New York insurance law. Generally the maximum amount of dividends that may be paid in any twelve-month period without the prior approval of the Department is the lesser of net investment income or 10% of statutory surplus, as such terms are defined in the New York insurance law. During the year ending December 31, 1994, $11,900,000 of dividends were declared and paid to SCOR U.S.

          Based on 1994 year-end statutory surplus, the maximum dividend distribution that may be made by the Company's reinsurance subsidiaries during 1995 without prior approval is approximately $24,342,000. The amount of the Company's reinsurance subsidiaries' net assets (stockholders' equity) restricted from payment of dividends to SCOR U.S. without prior approval is approximately $219,074,000, which is 92% of total consolidated net assets.

     SCOR Re Voting Trust

          As a result of New York Insurance Department licensing requirements regarding government financial control and ownership of insurers, all of the capital stock of SCOR Re is held in an irrevocable voting trust. The voting trust, which was to expire during 1994, was renewed for an additional three years. The five voting trustees, four of whom are directors of SCOR U.S., are entitled to exercise all of the rights and powers of absolute owners of the capital stock of SCOR Re, subject to certain limitations specified in the voting trust agreement.


     General Security Voting Trust

          The Insurance Laws of the State of California generally prohibit the issuance or renewal of a license to a company owned, operated or controlled, in whole or in part, by a government. In connection with the continuation of General Security's California license, on February 1, 1993, with the approval of the New York Insurance Department, a voting trust was established by SCOR U.S. for its holdings of capital stock in General Security. This voting trust was terminated upon the merger of General Security into SCOR Re, effective January 1, 1994.

     (12) EMPLOYEE BENEFITS

     Pension Plans:

          SCOR U.S. has a qualified defined benefit pension plan ("SCOR
     U.S. Group Pension Plan") covering substantially all employees of SCOR
     U.S. and its affiliates.  Benefits under the SCOR U.S. Group Pension
     Plan are based on an employee's years of service and compensation.
     SCOR U.S.'s funding policy is to contribute at least the minimum amount required by ERISA but not more than the maximum amount that can be deducted for Federal income tax purposes. The SCOR U.S. Group
     Pension Plan excludes expatriates who are temporarily assigned to the U.S. and covered by other plans sponsored or funded by the Company or a member of the SCOR S.A. Group. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. In 1994, 1993 and 1992, there were no contributions required.

          The following table sets forth the SCOR U.S. Group Pension Plan funded status and amounts recognized in the SCOR U.S. consolidated balance sheet at December 31, 1994 and 1993 (in thousands):

                                                        1994       1993

     Actuarial present value of
      benefit obligations:
      Accumulated benefit obligation,
      including vested benefits of
      $2,892 and $2,391 in 1994 and 1993,
      respectively                                   $(3,295)   $(3,312)
                                                     =======    =======
     Projected benefit obligation for service
      rendered to date                               $(4,678)   $(5,656)
     Plan assets at fair value                         5,912      5,560
                                                     -------    -------
     Plan assets in excess of projected benefit        1,234        (96)
      obligation
     Unrecognized transition asset                      (885)    (1,033)
     Unrecognized net loss from past experience          184      1,495
     Unrecognized prior service costs                   (293)       150
                                                     -------     ------
     Prepaid pension cost included in other assets    $  240    $   516
                                                     =======    =======

     Net pension expense for 1994, 1993 and 1992 included the following components (in thousands):

                                                        1994   1993     1992

     Service cost-benefits earned during the period     $534   $592     $406
     Interest cost on projected benefit obligation       325    333      230
     Actual return on plan assets                       (413)  (412)    (250)
     Net amortization and deferral                      (170)  (100)    (279)
                                                        ----  -----   ------
     Net pension expense                                $276   $413     $107
                                                      ======  =====   ======


          The weighted-average discount rate and the average rate of compensation increase used in determining the actuarial present value of the projected benefit obligation were 8% and 5.5% in 1994, 7.5% and 6.0% in 1993, 8.0% and 6.0% in 1992, respectively. The expected long-term rate of return on assets was 7.5% in 1994 and 8% in 1993.

     Savings Plans:

          The SCOR U.S. Group Savings Plan ("SCOR U.S. Savings Plan") is qualified under Sections 401 (a) and 401 (k) of the United States Internal Revenue Code of 1986 as amended. Substantially all employees of SCOR U.S. and affiliates are eligible to participate in the savings plan. The SCOR U.S. Savings Plan excludes expatriates who are temporarily assigned to the U.S. and covered by other plans sponsored or funded by the Company or a member of the SCOR S.A. Group. Contributions to the savings plan are determined by the Board of Directors and are made from the net profits of the current taxable year or the accumulated net profits of SCOR U.S. Contributions for the years ended December 31, 1994, 1993 and 1992 were $575,000, $585,000 and $556,000, respectively.

          The pension and savings plans may be terminated at any time by the Board of Directors of SCOR U.S.

     Supplemental Retirement Plan:

          SCOR U.S. also sponsors the SCOR U.S. Group Supplemental Retirement Plan ("Supplemental Retirement Plan"), an unfunded nonqualified plan established in 1989 which covers a select group of management employees. This plan enables participants in the pension plan and savings plan to earn pension benefits and tax-deferred savings benefits on the same percentage of pay basis without regard to current IRS restrictions. The Supplemental Retirement Plan incurred expenses of approximately $226,000, $133,000 and $143,000 for the years ended 1994, 1993 and 1992, respectively.

     Employment Contracts:

          The Company has entered into employment contracts that provide minimum pension benefits to four executives. The benefits under these contracts are unfunded, and expenses of approximately $70,000, $53,000 and $45,000 were accrued in 1994, 1993 and 1992, respectively.

     (13) INCENTIVE AND STOCK OPTION PLANS

          In July 1986, the Company adopted a Stock Incentive Plan for Key Executives ("Incentive Plan"), pursuant to which 786,000 shares of the common stock were reserved for issuance through options for all key executives of the Company, defined to include officers and employees of the Company and those employees of SCOR S.A. who serve on the Executive Committee of the Board of Directors of SCOR U.S. In March 1994, the number of shares available for issuance under the Incentive Plan was increased to 856,740. Nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock awards and stock bonus awards were available under the Incentive Plan. Certain of these awards may result in future compensation expense to the Company. Incentive stock options were available to be granted at not less than fair market value of the Company's common stock on the date of grant. Non-qualified options were available to be granted at not less than 85% of fair market value of the Company's common stock on the date of grant. Options become exercisable as specified at the date of grant and expire ten years and one month from the date of grant.

          On September 19, 1990 the shareholders of SCOR U.S. approved a Stock Option Plan for Directors. Under this plan 220,000 shares of the common stock of SCOR U.S. have been reserved for issuance. Grants of options to purchase 3,000 shares will be made to each Director, except Directors employed by the Company, three business days following each SCOR U.S. Annual Meeting. Each option granted becomes exercisable with respect to one-half the shares of SCOR U.S. common stock covered thereby on the first anniversary of the date upon which it was granted and with respect to the balance of the shares on the second anniversary thereof.

          Under the Stock Option Plan for Key Employees ("SOP") approved by the shareholders of SCOR U.S. at the Annual Meeting in June 1991, 1,426,000 shares of common stock have been reserved for issuance through options for all key employees of SCOR U.S. Corporation and its subsidiaries. In March 1994, the number of shares available for issuance under the SOP was increased to 1,554,340. The per share option price shall never be less than 100% of the fair market value of the shares at the time of the grant. Unless otherwise provided by the Board of Directors, each option granted would become exercisable to the extent of one-third of the total number of the shares of common stock subject to the option on each anniversary of the grant and expire ten years from the date the option is granted.

     Information regarding the above option plans is summarized below:

                                              Number of       Option Price
                                               Shares       Per Share Range
                                              ---------     ---------------
     Outstanding at December 31, 1991         1,045,605   $ 8.00 -- $15.50
       Options granted                           21,000   $16.75 -- $16.75
       Options exercised                        (71,296)  $ 8.00 -- $14.25
       Options cancelled                        (19,535)  $12.25 -- $14.25
                                              ---------    ----------------

     Outstanding at December 31, 1992           975,774   $ 8.00 -- $16.75
       Options granted                          552,693   $15.50 -- $17.00
       Options exercised                       (123,418)  $ 8.00 -- $14.25
       Options cancelled                        (30,284)  $14.25 -- $17.00
                                              ---------    ----------------

     Outstanding at December 31, 1993         1,374,765   $ 8.00 -- $17.00
       Options granted                          458,175   $ 9.00 -- $11.125
       Options exercised                        (57,100)  $ 8.00 -- $ 9.99
       Options cancelled                       (198,889)  $ 9.00 -- $17.00
                                              ---------     ---------------

     Outstanding at December 31, 1994         1,576,951   $ 8.00 -- $17.00
                                            ===========     ===============

          The number of options exercisable at December 31, 1994 was 856,000. The number of shares available for future grant at December 31, 1994 was 552,000.

          As indicated above, the Incentive Plan allows for the granting of restricted stock awards. The following table summarizes information regarding stock awards, for each year in the three-year period ended December 31, 1994.

                                                 1994      1993      1992
     Non vested restricted stock grants
      at the beginning of the year              4,552       -0-    19,263
     Restricted stock awards granted              -0-     4,552       -0-
     Restricted stock awards vested               -0-       -0-   (19,263)
                                                -----    ------    ------
     Non-vested restricted stock awards
      at the end of the year                    4,552     4,552       -0-
                                                =====     =====    ======

          The Company recognized compensation expense of $11,000, $-0- and $115,000 in 1994, 1993 and 1992, respectively, in connection with these awards. At December 31, 1994, the amount of deferred compensation relating to these grants which will be recognized over the remaining vesting period is $47,000 which is included in additional paid-in capital.

          During 1993 and 1992 the Company issued 44,000 shares and 40,000 shares of its common stock in exchange for notes receivable from various officers of $523,000 and $358,000, respectively. These shares were issued as a result of stock options exercised under the Company's stock option plans. The balance of unpaid stock options exercised at

     December 31, 1994 and 1993 was $27,000 and $1,202,000, respectively, and is recorded as a reduction to additional paid-in capital. The Company has outstanding loans with various officers related to stock options exercised and restricted stock grants. These loans bear interest at rates ranging from 4% to 10%. The aggregate unpaid principal balance at December 31, 1994 and 1993 was $27,000 and $1,202,000, respectively.

     (14) COMMITMENTS

          The Company conducts its operations in leased premises. The Company also leases data processing equipment and automobiles. Total rental expense for the years ended December 31, 1994, 1993 and 1992, amounted to $2,412,000, $2,438,000 and $2,088,000, respectively.

     At December 31, 1994, future minimum rental commitments are as follows (in thousands):

               Year Ending December 31,

               1995               $2,246
               1996                1,437
               1997                  848
               1998                  776
               1999                  526
               Thereafter             68
                                  ------
                                  $5,901
                                  ======

     (15) CONTINGENCIES

          SCOR Re, GSIC, GSIND and Unity Fire are each party to various lawsuits arising in the normal course of their business. SCOR U.S. does not believe that any of the litigation to which SCOR Re, General Security, GSIC, GSIND or Unity Fire is currently a party will have a material adverse effect on the operating results or financial condition of SCOR U.S. and its subsidiaries.

          At December 31, 1994 and 1993, the Company's reinsurance subsidiaries had letters of credit outstanding aggregating approximately $1,731,000 and $16,352,000, respectively, in favor of certain insurance companies under terms of reinsurance agreements.

          The Company guarantees to a commercial bank payment when due of three mortgage loans, with original principal amounts aggregating approximately $2.8 million, issued to former excecutive officers of the Company. The guarantees are secured by the residential premises.

     (16) FOREIGN OPERATIONS

          The Company conducts reinsurance business in Canada through branches established for that purpose. The functional currency of such branches is the Canadian dollar. The assets and liabilities of such branches included herein have been translated into United States dollars at exchange rates in effect at the balance sheet dates, and operations at average exchange rates in effect during the relevant periods.

          Foreign currency translation adjustments have been recorded as follows:

                                  Translation    Income
                                   Adjustment     Taxes       Net
                                  -----------    ------      ----

                                            (in thousands)


     Balance, December 31, 1991       $2,494     $ 848    $1,646
     Change during the year           (2,109)     (717)   (1,392)
                                      -------    ------   -------

     Balance, December 31, 1992          385       131       254
     Change during the year             (367)     (125)     (242)
                                      -------    ------   -------

     Balance, December 31, 1993           18         6        12
     Change during the year             (655)     (229)     (426)
                                      -------    ------   -------

     Balance, December 31, 1994        $(637)    $(223)   $ (414)
                                      =======    ======   =======

     (17)  QUARTERLY FINANCIAL INFORMATION
           (UNAUDITED)
                                                               Three Months Ended,
                                                   March 31,  June 30, September 30,  December 31,
                                                     1994      1994       1994             1994
                                                        (in thousands, except per share data)

     Net premiums earned                             $62,685   $54,983       $55,542       $55,034
     Net investment income                             9,998    10,208        10,157        10,627
     Net realized investment gains (losses)              323       413           323           (75)
     Total revenues                                   73,006    65,604        66,022        65,586
     Total expenses                                   97,570    66,593        64,047        61,462
     Income (loss) from operations                   (14,418)      603         2,447         3,176
     Extraordinary gain on redemption of
      debentures                                         -0-       -0-           -0-           351
     Net income (loss)                              $(14,418)   $  603        $2,447       $ 3,527
                                                     =======   =======       =======       =======
     Per share data:
     Primary
       Average common and common
        equivalent shares outstanding                 18,221    18,191        18,212        18,214
                                                     =======   =======       =======       =======
       Income (loss) from operations                  $(0.79)    $0.03         $0.13         $0.17
       Extraordinary item                                -0-       -0-           -0-          0.02
                                                     -------   -------       -------       -------
       Net income (loss)                              $(0.79)    $0.03         $0.13         $0.19
                                                     =======   =======       =======       =======
     Fully diluted
       Average common and common
        equivalent shares outstanding                 18,221    18,191        18,212        18,214
                                                     =======   =======       =======       =======
       Income (loss) from operations                  $(0.79)   $ 0.03        $ 0.13        $ 0.17
       Extraordinary item                                -0-       -0-           -0-          0.02
                                                     -------   -------       -------       -------
       Net income (loss)                              $(0.79)   $ 0.03        $ 0.13        $ 0.19
                                                     =======   =======       =======       =======
     Dividends declared                               $ 0.09    $ 0.09        $ 0.09        $ 0.09
                                                     =======   =======       =======       =======
     Stock prices (a)
       High                                          $13       $12 1/4       $12 1/4       $11 3/8
       Low                                            10 1/4    10 1/8        11             7 1/2
       Close                                          10 3/8    11            11 1/4         8 3/8



                                                                Three Months Ended,
                                                   March 31,  June 30, September 30,  December 31,
                                                     1993      1993       1993             1993
                                                     (in thousands, except per share data)

     Net premiums earned                           $  53,760  $ 56,722      $ 59,847     $  65,722
     Net investment income                            10,032    10,866        10,893        10,253
     Net realized investment gains                     3,328     2,029         2,068         5,505
     Total revenues                                   67,120    69,617        72,808        81,480
     Total expenses                                   55,516    62,452        66,428        71,718
     Income from operations                            8,773     5,873         5,808         7,474
     Cumulative effect of accounting changes          (2,600)      -0-           -0-           -0-
     Net income                                    $   6,173   $ 5,873       $ 5,808      $  7,474
                                                     =======   =======       =======       =======
     Per share data:
     Primary
       Average common and common
        equivalent shares outstanding                 18,494    18,472        18,425        18,309
                                                     =======   =======       =======       =======
       Income from operations                        $  0.47   $  0.32       $  0.32       $  0.41
       Cumulative effect of accounting changes         (0.14)      -0-           -0-           -0-
                                                     -------   -------       -------       -------
       Net income                                    $  0.33   $  0.32       $  0.32       $  0.41
                                                     =======   =======       =======       =======
     Fully diluted
       Average common and common
        equivalent shares outstanding                 18,494    18,472        21,819        21,679
                                                     =======   =======       =======       =======
       Income from operations                        $  0.47   $  0.32        $ 0.30        $ 0.38
       Cumulative effect of accounting changes         (0.14)      -0-           -0-           -0-
                                                     -------   -------       -------       -------
       Net income                                     $ 0.33   $  0.32        $ 0.30        $ 0.38
                                                     =======   =======       =======       =======
     Dividends declared                               $ 0.08    $ 0.08        $ 0.08        $ 0.08
                                                     =======   =======       =======       =======
     Stock prices (a)
       High                                          $20 3/4   $19 3/4      $16 7/8        $16 3/4
       Low                                            17        16 1/8       14 7/8         12 3/8
       Close                                          19 3/4    16 3/4       16 3/4         13

     (a) High, low and closing sales price per share per NYSE composite tape.


     (18) SUBSEQUENT EVENTS

          The Company believes that its potential for losses from January 17, 1995 Nambu-Jishin earthquake in Kobe, Japan is limited since foreign writings represent an insignificant portion of its portfolio.

          On March 3, 1995 the Company entered into a lease for office space for its New York headquarters. The term of the lease is approximately 16 years with aggregate minimum rental payments of approximately $30 million.

                                                                 SCHEDULE I

                             SCOR U.S. CORPORATION
                  SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

                                December 31, 1994

                                 (in thousands)

                                                                  Amount
                                                                at Which
                                            Amortized    Market Shown on
                                             Cost         Value  Balance
                                                                   Sheet

     Type of investment

     Fixed Maturities:

       United States Government and
        government agencies and
         authorities                         $201,735  $188,953 $189,724

       States, municipalities and
        political subdivisions                254,196   241,782  241,782

       Foreign Governments                     14,664    14,809   14,635

       Convertibles and bonds with
        warrants attached                         -0-       -0-      -0-

       All other corporate bonds              114,321   108,432  108,432

       Redeemable preferred stocks             34,746    31,954   31,954
                                              -------   -------  -------
       Total fixed maturities                 619,662   585,930  586,527
                                              -------   -------  -------
     Equity securities:

       Common stocks                              225       476      476

       Non-redeemable preferred stocks          1,672     1,262    1,262
                                              -------   -------  -------
        Total equity securities                 1,897     1,738    1,738
                                              -------   -------  -------
     Short-term investments                    83,303    83,303   83,303

     Other long-term investments                1,225     1,225    1,225
                                              -------   -------  -------
       Total investments                     $706,087  $672,196 $672,793
                                             ========  ======== ========

                                                            SCHEDULE II


                     SCOR U.S. CORPORATION (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (In thousands)

                                                          December 31,
                                                       1994       1993
                                                     -----------------
     ASSETS

     Investment in subsidiaries and affiliates      $297,772  $348,232
     Fixed maturities, available for sale             20,156    18,811
     Short-term investments, at cost                  10,256    18,957
     Other long-term investments                       1,225     1,081
     Cash                                                512     1,645
     Receivables from subsidiaries and affiliates      8,847     6,335
     Other assets                                     23,029    19,816
                                                     -------  --------
                                                    $361,797  $414,877
                                                     =======  ========

     LIABILITIES

     Convertible subordinated debentures             $82,350   $86,250
     Notes payable                                    20,000    20,000
     Commercial paper                                 11,310    10,721
     Other liabilities                                 8,742     7,217
                                                     -------  --------
                                                     122,402   124,188
                                                     -------  --------
     STOCKHOLDERS' EQUITY

     Preferred stock, no par value, 5,000
      shares authorized; no shares issued                -0-      -0-
     Common stock, $.30 par value, 50,000
      shares authorized; 18,356 and
      18,299 shares issued                             5,507     5,490
     Additional paid-in capital                      114,556   112,670
     Unrealized appreciation (depreciation)
      of investments, net of deferred tax effect     (21,640)   16,634
     Foreign currency translation adjustment            (414)       12
     Retained earnings                               143,153   157,532
     Treasury stock, at cost (192 and 190 shares)     (1,767)   (1,649)
                                                     -------  --------
                                                     239,395   290,689
                                                     -------  --------
                                                    $361,797  $414,877
                                                     =======  ========

                     SCOR U.S. CORPORATION (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                 Year Ended December 31,
                                                1994      1993      1992


     Revenues:

        Net investment income                 $1,682    $1,569   $   753
        Net realized investment
         gains (losses)                          324       236        (2)
                                             -------   -------   -------
                                               2,006     1,805       751
                                             -------   -------   -------

     Expenses:

        Other operating expenses               2,977    8,495      8,824
        Interest expense                       7,038    5,815      2,824
                                             -------   -------   -------
                                              10,015    14,310    11,648
                                             -------   -------   -------


     Loss from operations before Federal
      income tax benefits and equity in
       income of subsidiaries and affiliate   (8,009)  (12,505)  (10,897)

     Federal income tax benefit               (2,992)   (4,377)   (3,520)
                                             -------   -------   -------
                                              (5,017)   (8,128)   (7,377)
     Equity in income (loss) of subsidiaries
      and affiliate                           (3,175)   36,056    11,778
                                             -------   -------   -------

     Income (loss) from operations            (8,192)   27,928     4,401
     Extraordinary gain on redemption of
      debentures, net of tax                     351       -0-       -0-
     Cumulative effect of accounting changes     -0-    (2,600)    2,848
                                             -------   -------   -------

     Net income (loss)                       ($7,841)  $25,328    $7,249
                                             =======   =======   =======

                                                                 SCHEDULE II (CONTINUED)

                                  SCOR U.S. CORPORATION (PARENT COMPANY)
                              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                                                 Year Ended December 31,

                                                                  1994      1993      1992

     Cash flows from operating activities:
       Net income (loss)                                       ($7,841)  $25,328  $  7,249
       Cumulative effect of accounting changes                     -0-     2,600    (2,848)
       Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
         Equity in (income) loss of subsidiaries and affiliate   3,175   (36,056)  (11,778)
         Accrued investment income                                (136)     (173)      (79)
         Dividends received from subsidiaries                   11,900    23,650    12,000
         Federal income taxes                                   (1,156)   (2,683)     (208)
         Other                                                  (7,851)    3,479      (971)
                                                               -------   -------   -------
       Net cash provided by (used in) operating activities      (1,909)   16,145     3,365
                                                                ------    ------   -------
     Cash flows from investing activities:
       Sales, maturities or redemptions of fixed maturities      3,655     2,841       999
       Sales of equity securities                                  -0-        30       -0-
       Net sales (purchases) of short-term investments           9,078   (18,232)    9,961
       Investments in fixed maturities                          (2,857)  (15,343)   (5,560)
       Investments in equity securities                            -0-       -0-       (21)
       Acquisitions, net of cash acquired                          -0-       -0-      (896)
       Investment in affiliate                                     -0-   (50,000)   (9,900)
       Other                                                    (4,125)   (9,371)   (3,508)
                                                               -------   -------   -------
       Net cash provided by (used in) investing activities       5,751   (90,075)   (8,925)
                                                               -------   -------   -------



                                               SCHEDULE II (CONTINUED)

                                    SCOR U.S. CORPORATION (PARENT COMPANY)
                                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)


                                                                             Year Ended December 31,

                                                                            1994      1993       1992


     Cash flows from financing activities:

       Dividends paid                                                     (6,538)   (5,798)    (5,033)
       Proceeds from issuance of convertible subordinated
        debentures                                                           -0-    85,172        -0-
       Proceeds from issuance of commercial paper - net                       30        96     10,247
       Repayment of notes payable                                            -0-    (8,000)       -0-
       Proceeds from stock options exercised                               1,533       967        364
       Other                                                                 -0-       -0-         (4)
                                                                         -------   -------    -------
       Net cash provided by (used in) financing activities                (4,975)   72,437      5,574
                                                                         -------   -------    -------

       Net increase (decrease) in cash                                    (1,133)   (1,493)        14
       Cash at beginning of year                                           1,645     3,138      3,124
                                                                         -------   -------    -------
       Cash at end of year                                               $   512  $  1,645   $  3,138
                                                                         =======  ========   ========



                                                                           SCHEDULE IV

                                             SCOR U.S. CORPORATION
                                                  REINSURANCE
                                                (in thousands)


                                                                                             Percent
                                                       Ceded to     Assumed                of amount
                                             Gross        other  from other        Net    assumed to
                                            amount    companies   companies     amount        net
                                            ------    ---------  ----------     ------    ----------

     December 31, 1994
     -----------------

     Premiums written                      $13,667      $75,732    $293,125   $231,060        126.9%


     December 31, 1993
     -----------------

     Premiums written                      $11,972      $89,106    $322,547   $245,413        131.4%


     December 31, 1992
     -----------------

     Premiums written                       $4,922      $99,285    $299,906   $205,543        145.9%






                                                                SCHEDULE VI


                                SCOR U.S. CORPORATION

                SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY
                                 INSURANCE OPERATIONS
                                    (In thousands)





                                              Claims and Claims Expenses
                                                  Incurred Related to
                                              --------------------------

                                                                     Paid
                                             Current     Prior     Claims
                                              Year       Years        Net
                                             -------     -----     ------

     Consolidated subsidiaries:

          Year ended December 31, 1994      $193,587  $(2,317)   $149,521

          Year ended December 31, 1993      $160,695  $(4,403)   $157,088

          Year ended December 31, 1992      $165,468  $(4,923)   $143,500

     INDEX TO EXHIBITS

     Exhibit
     Number    Exhibit
     ------    -------

      3(a) Certificate of Incorporation of SCOR U.S. (Incorporated by reference to Exhibit 3(a) to Registration Statement on Form S-1, File No. 33-7695).

      3(b)* Bylaws of SCOR U.S. (Adopted September 6, 1986, as amended March 17, 1988, March 16, 1989, September 26, 1989, June 26, 1990,
               June 11, 1992 and June 16, 1994)

      4(a)     Form of  Common Stock Certificate  (Incorporated by reference  to
               Exhibit  4  to  Registration  Statement on  Form  S-1,  File  No.
               33-7695).

      4(b) Indenture, dated as of March 15, 1993 between SCOR U.S. Corporation and The Bank of New York, related to the 5.25% Convertible Subordinated Debentures due April 1, 2000
               (Incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
               1993).

      9(a) SCOR Reinsurance Company 1994 Voting Trust Agreement, dated as of June 6, 1994 among SCOR Reinsurance Company, SCOR U.S. Corporation and the Voting Trustees designated therein. (Incorporated by reference to Exhibit 9(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
               1993).

     10(a)+ 1986 Stock Incentive Plan for Key Executives of SCOR U.S. (adopted July 10, 1986, as amended March 25, 1994). (Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the period ended December 31,
               1993).

     10(b) Amended Service Agreement dated as of June 11, 1992 between SCOR U.S. and SCOR S.A. (Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the period ended December 31, 1992).

     10(c)+ Employment Agreement dated as of February 27, 1989 between SCOR Re and Jerome Karter (amended March 14, 1991)(Incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10K for the year ended December 31, 1989).

     10(d)+ Employment Agreement dated as of November 13, 1989 between SCOR U.S. and John T. Andrews, Jr (Incorporated by reference to
               Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31,1989).




     * Filed herewith.
     + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

     EXHIBIT
     NUMBER    EXHIBIT
     -------   -------

     10(e) Agreement and Plan of Merger dated as of March 6, 1990, among SCOR U.S., Rockleigh Management Corporation, SCOR Paris, and UAP Reassurances (Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

     10(f)* Net Aggregate Excess of Loss Retrocessional Agreement, dated July 3, 1990, between SCOR Re and SCOR S.A. (amended August 21, 1992 and May 6, 1994).

     10(g)* Expense Allocation Agreement dated as of January 1, 1991, among SCOR U.S., SCOR Re, and other named subsidiaries (as amended December 10, 1992, May 5, 1994 and January 6, 1995).

     10(h)* Amended Consolidated Federal Income Tax Liability Allocation Agreement dated as of December 10, 1992, among SCOR U.S., SCOR Re, and other named subsidiaries (amended May 5, 1994).

     10(i) SCOR U.S. Performance Incentive Plan (Incorporated by reference to Exhibit 10(r) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1991).

     10(j)*+ SCOR U.S. 1991 Stock Option Plan for Key Employees (amended March 25, 1994 and September 30, 1994).

     10(k)+ SCOR U.S. 1990 Stock Option Plan for Directors (adopted September 19, 1990 and amended June 16, 1994 by vote of the stockholders). (Incorporated by reference from Exhibit 10(t) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994).

     10(l) Pooling Agreement dated as of April 23, 1991 among SCOR Re, General Security Insurance Corporation, General Security Indemnity Company and The Unity Fire and General Insurance
               Company, as amended by the Amendment to the Pooling Agreement dated as of June 10, 1993, effective as of July 1, 1993. (Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the period ended December 31,
               1993).

     10(m)+    SCOR U.S.  Group Pension  Plan. (Incorporated  by reference  from
               Exhibit 10(x) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

     10(n)+    SCOR  U.S. Group  Savings  Plan.(Incorporated  by reference  from
               Exhibit 10(y) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).



     * Filed herewith.
     + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).




     EXHIBIT
     NUMBER    EXHIBIT
     -------   -------

     10(o)+ SCOR U.S. Group Supplemental Retirement Plan.(Incorporated by reference from Exhibit 10(z) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

     10(p)+    SCOR  U.S.  Annual  Incentive  Plan   for  1994.(Incorporated  by
               reference from Exhibit (10aa) to the Company's Annual Report on Form 10-K for the period ended December 31, 1993).

     10(q) Second Net Aggregate Excess of Loss Retrocessional Agreement, effective as of January 1, 1994, between SCOR Re and SCOR S.A. (Incorporated by reference from Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the period ended December 31,
               1993).

     10(r)+    Special  Severance and  Pension Benefits  Agreement  dated as  of
               October 25, 1993 between SCOR U.S. and Jeffrey D. Cropsey. (Incorporated by reference from Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the period ended December 31,
               1993).

     10(s)*+ Employment Agreement dated July 25, 1994 between SCOR Re and John D. Dunn, Jr.

     10(t)*    Investment   Advisory  Agreement   between   New   England  Asset
               Management Firm and SCOR Re dated March 1, 1995.

     10(u)* Agreement of Lease between The Port Authority of New York and New Jersey and SCOR U.S. dated January 10, 1995.

     11*       Statement on computation of per share earnings.

     12*       Computation of Ratio of Consolidated Earnings to Fixed Charges

     18 Letter regarding Change in Accounting Principles (Incorporated by reference to Exhibit 18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1992).

     21*       Subsidiaries of SCOR U.S.

     24*       Consent of Independent Public Accountants.

     25*       Power of Attorney.

     29* Information from reports furnished to state insurance regulatory authorities (Schedule P) Submitted as a paper filing under Form SE in accordance with rule 311(c) of Regulation S-T.


     *Filed herewith.
     + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).