Form 10-K/A
period 1994-12-31
SCOR US CORP
filed 1995-04-18
CIK 798363

FORM 10-K/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

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
       including area code

       Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




       Pursuant to the requirements of Rule 12B-15 of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 SCOR U.S. CORPORATION




                                              By: Jeffrey D. Cropsey
                                                  Jeffrey D. Cropsey
                                                  Senior Vice President
                                                  and Chief Financial Officer


     Dated: April 17, 1995