Form 10-Q
period 1995-03-31
SCOR US CORP
filed 1995-05-12
CIK 798363

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


          (Mark One)

          ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended March 31, 1995

                                          OR

          (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)t
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



     At May 12, 1995, there were 18,164,620 shares of Common Stock, $.30 par value, outstanding.


                                        INDEX


     PART I. FINANCIAL INFORMATION                                      PAGE NO.

     Item 1.   Financial Statements

               Independent Auditors' Review Report                             3

               Consolidated Balance Sheets
                 March 31, 1995 and December 31, 1994                        4-5

               Consolidated Statements of Operations
                 Three Months ended March 31, 1995 and 1994                  6-7

               Consolidated Statements of Stockholders' Equity
                 Three Months ended March 31, 1995 and 1994                  8-9

               Consolidated Statements of Cash Flows
                 Three Months Ended March 31, 1995 and 1994                10-11

               Notes to Consolidated Financial Statements                  12-13

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               14-20


     PART II.  OTHER INFORMATION


     Item 1.   Legal Proceedings                                              21

     Item 6.   Exhibits And Reports On Form 8-K                               21

     Signatures                                                               21




                       INDEPENDENT AUDITORS' REVIEW REPORT






     The Board of Directors
     SCOR U.S. Corporation:

     We have reviewed the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries (the Company) as of March 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1995 we expressed an unqualified opinion on those consolidated financial statements.


                                                  KPMG Peat Marwick LLP






     May 2, 1995

                              SCOR U.S. CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     March 31, December 31,
                                                         1995         1994
                                                    (Unaudited)
     ASSETS

     Investments:
       Fixed maturities:
         Available for sale, at fair value
          (amortized cost: $603,339 and $596,791)   $  590,352   $  563,656
         Held to maturity, at amortized cost
          (fair value: $23,584 and $22,274)             23,713       22,871
       Equity securities, at fair value
          (cost: $259 and $1,897)                          494        1,738
       Short-term investments, at cost                  83,620       83,303
       Other long-term investments                       1,395        1,225
                                                      --------     --------
                                                       699,574      672,793

     Cash                                                8,085        4,763
     Accrued investment income                          10,473       10,339
     Premiums receivable                                87,153       72,018
     Reinsurance recoverable on paid losses
       Affiliates                                        5,850        4,399
       Other                                             7,615       19,356
     Reinsurance recoverable on unpaid losses
       Affiliates                                      124,430      127,096
       Other                                            98,536       95,576
     Prepaid reinsurance premiums
       Affiliates                                        9,179       10,504
       Other                                             7,887        8,803
     Deferred policy acquisition costs                  23,393       22,844
     Deferred Federal income tax benefits               29,762       34,818
     Investment in affiliates                           11,783       11,532
     Other assets                                       43,854       48,874
                                                     ---------    ---------
                                                    $1,167,574  $ 1,143,715
                                                     =========    =========




     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                   March 31, December 31,
                                                       1995         1994


     LIABILITIES

       Losses and loss expenses                   $  614,315  $   604,787
       Unearned premiums                             110,774      110,082
       Funds held under reinsurance treaties
         Affiliates                                    1,405        3,654
         Other                                        18,020       17,104
       Reinsurance balances payable
         Affiliates                                   17,638       15,328
         Other                                        16,717       28,357
       Convertible subordinated debentures            76,450       82,350
       Notes payable                                  25,000       20,000
       Commercial paper                               20,004       11,310
       Other liabilities                              10,910       11,348
                                                     -------      -------
                                                     911,233      904,320
                                                     -------       -------
       STOCKHOLDERS' EQUITY

       Preferred stock, no par value, 5,000
         shares authorized; no shares issued
       Common stock, $0.30 par value,
         50,000 shares authorized;
         18,356 and 18,356 shares issued               5,507        5,507
       Additional paid-in capital                    114,563      114,556
       Unrealized depreciation of investments,
        net of deferred tax effect                    (8,288)     (21,640)
       Foreign currency translation adjustment          (305)        (414)
       Retained earnings                             146,638      143,153
       Treasury stock, at cost(193 and 192 shares)    (1,774)      (1,767)
                                                   ---------    ---------
                                                     256,341      239,395
                                                   ---------    ---------
                                                 $ 1,167,574  $ 1,143,715
                                                   =========    =========

     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)
                      (in thousands, except per share data)


                                                        1995         1994

     REVENUES
     Net premiums earned                             $70,597    $  62,685
     Net investment income                            10,978        9,998
     Net realized investment gains (losses)             (112)         323
                                                      ------       ------
                                                      81,463       73,006
                                                      ------       ------
     LOSSES AND EXPENSES

     Losses and loss expenses, net                    47,109       70,507
     Commissions, net                                 19,420       17,519
     Other underwriting and
      administration expenses                          7,321        6,807
     Other expenses                                      699          413
     Interest expense                                  2,404        2,324
                                                      ------       ------
                                                      76,953       97,570
                                                      ------       ------
     Income (loss) from operations before
      Federal income taxes (benefit)                   4,510      (24,564)
     Federal income taxes (benefit)                      634      (10,146)
                                                      ------       ------
     Income (loss) from operations                     3,876      (14,418)
     Extraordinary gain on redemption of
      debentures, net of tax                             517          -0-
                                                      ------       ------
     Net income (loss)                               $ 4,393    $ (14,418)
                                                      ======       ======

     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (Unaudited)
                      (in thousands, except per share data)


                                                        1995         1994
     PER SHARE DATA

     PRIMARY

     Average common and common
      equivalent shares outstanding                   18,164       18,221
                                                      ======       ======
     Income (loss) from operations                   $  0.21      $ (0.79)
     Extraordinary item                                 0.03          -0-
                                                      ------       ------
     Net income (loss)                               $  0.24      $ (0.79)
                                                      ======       ======

     FULLY DILUTED

     Average common and common
      equivalent shares outstanding                   18,164       18,221
                                                      ======       ======
     Income (loss) from operations                   $  0.21      $ (0.79)
     Extraordinary item                                 0.03          -0-
                                                      ------       ------
     Net income (loss)                               $  0.24      $ (0.79)
                                                      ======       ======


     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended March 31,
                                   (Unaudited)
                      (in thousands, except per share data)


                                                         1995        1994

     COMMON STOCK

     Balance at beginning of year                     $ 5,507    $  5,490
     Issuance of common stock                             -0-         -0-
                                                      -------     -------
     Balance at end of period                           5,507       5,490
                                                      -------     -------

     ADDITIONAL PAID-IN CAPITAL

     Balance at beginning of year                     114,556     112,670
     Issuance of common stock                             -0-         179
     Change in unpaid stock options exercised               7          21
                                                      -------     -------
     Balance at end of period                         114,563     112,870
                                                      -------     -------

     UNREALIZED APPRECIATION (DEPRECIATION)
       OF INVESTMENTS

     Balance at beginning of year                     (21,640)     16,634
     Unrealized appreciation (depreciation)
      for period                                       13,352     (20,802)
                                                      -------     -------
     Balance at end of period                          (8,288)     (4,168)
                                                      -------     -------

     FOREIGN CURRENCY TRANSLATION ADJUSTMENT

     Balance at beginning of year                        (414)         12
     Change in foreign currency
       translation adjustment                             109        (306)
                                                      -------     -------
     Balance at end of period                            (305)       (294)
                                                      -------     -------
     RETAINED EARNINGS

     Balance at beginning of year                     143,153     157,532
     Net income (loss)                                  4,393     (14,418)
     Dividends ($.05 and $.09 per share)                 (908)     (1,633)
                                                      -------     -------
     Balance at end of period                         146,638     141,481
                                                      -------     -------

     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          Three Months Ended March 31,
                                   (Unaudited)
                      (in thousands, except per share data)



                                                         1995        1994

     TREASURY STOCK

     Balance at beginning of year                      (1,767)     (1,649)
     Net (purchases) reissuance of treasury stock          (7)        182
                                                      -------     -------
     Balance at end of period                          (1,774)     (1,467)
                                                      -------     -------

     TOTAL STOCKHOLDERS' EQUITY AT END OF PERIOD    $ 256,341   $ 253,912
                                                      =======     =======

     Common stock shares
     Balance at beginning of year                      18,356      18,299
     Issuance of common stock                             -0-         -0-
                                                      -------     -------
     Balance at end of period                          18,356      18,299
                                                      =======     =======

     Treasury stock shares
     Balance at beginning of year                         192         190
     Net purchases (reissuance) of treasury stock           1         (32)
                                                       ------      ------
     Balance at end of period                             193         158
                                                       ======      ======

     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)
                                 (in thousands)



                                                        1995        1994

     CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                              $  4,393  $  (14,418)
     Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities:
         Extraordinary gain on redemption of
           debentures                                   (517)        -0-
         Realized investment (gains) losses              112        (323)
         Changes in assets and liabilities:
            Accrued investment income                   (134)         56
            Premium balances, net                    (24,465)      3,218
            Prepaid reinsurance premiums               2,241       1,682
            Reinsurance recoverable on paid losses    10,290     (13,392)
            Deferred policy acquisition costs           (549)     (1,418)
            Losses and loss expenses                   9,528      53,167
            Unearned premiums                            692       8,446
            Reinsurance recoverable on unpaid losses    (294)     (8,600)
            Funds held under reinsurance treaties     (1,333)    (16,521)
            Federal income taxes                         634     (11,946)
            Other                                      5,774        (230)
                                                      ------      ------
     Net cash provided by (used in) operating
       activities                                      6,372        (279)
                                                      ------      ------

     See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (Unaudited)
                                 (in thousands)


                                                        1995        1994

     CASH FLOWS FROM INVESTING ACTIVITIES

     Sales, maturities or redemptions
      of fixed maturities                             19,803      39,926
     Sales of equity securities                        1,215       2,371
     Net sales of short-term investments                 801      44,254
     Investments in fixed maturities                 (28,706)    (78,803)
     Investments in equity securities                    -0-      (1,729)
     Other                                              (306)     (1,172)
                                                      ------      ------
     Net cash provided by (used in) investing
      activities                                      (7,193)      4,847
                                                      ------      ------

     CASH FLOWS FROM FINANCING ACTIVITIES

     Dividends paid                                     (908)     (1,633)
     Redemption of convertible subordinated
      debentures                                      (8,462)        -0-
     Proceeds of notes payable                         5,000         -0-
     Proceeds from issuance of commercial paper-net    8,468          21
     Proceeds from stock options exercised                 7          18
     Other                                                38          93
                                                      ------      ------
     Net cash provided by (used in) financing
      activities                                       4,143      (1,501)
                                                      ------      ------
     Net increase in cash                              3,322       3,067
     Cash at beginning of period                       4,763      17,096
                                                      ------      ------
     Cash at end of period                           $ 8,085   $  20,163
                                                      ======      ======

     See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. GENERAL

       SCOR U.S. Corporation ("SCOR U.S." or, collectively with its subsidiaries, the "Company") is a holding company, the principal operating subsidiary of which is SCOR Reinsurance Company ("SCOR Re"). The Company also operates through SCOR Re's wholly owned subsidiaries, General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND"). (SCOR Re, GSIC, Unity Fire and GSIND are collectively referred to as the "Operating Subsidiaries").

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

       These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Company's 1994 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


     2. PER SHARE DATA

       Primary earnings per share are based on the weighted average number of common shares outstanding during the period and, if dilutive, common shares assumed to be outstanding which are issuable under stock option plans. Fully diluted earnings per share are based on the additional assumption that the Company's Convertible Subordinated Debentures are converted into common shares, if dilutive.



     3. INCOME TAXES

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

     4. REINSURANCE

          The effect of ceded reinsurance on the Statement of Operations for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                                                  Loss
                                                              and Loss
                                     Premiums    Premiums     Expenses
                                      Written      Earned     Incurred

                                             March 31, 1995

     Direct                        $    4,822  $    6,069    $  10,537
     Assumed                           87,849      85,911       50,786
     Ceded - affiliate                 (7,723)     (9,275)      (5,705)
     Ceded - other                    (11,418)    (12,108)      (8,509)
                                     --------    --------      -------
     Net                           $   73,530  $   70,597    $  47,109
                                     ========    ========      =======

                                             March 31, 1994

     Direct                        $    3,590  $    3,806    $   3,100
     Assumed                           91,153      82,491      119,413
     Ceded- affiliate                 (10,878)    (13,647)     (23,359)
     Ceded - other                    (11,052)     (9,965)     (28,647)
                                   ----------  ----------    ---------
     Net                           $   72,813  $   62,685    $  70,507
                                   ==========  ==========    =========

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.


     GENERAL

       SCOR U.S. Corporation ("SCOR U.S." or, collectively with its subsidiaries, the "Company") is a holding company, the principal operating subsidiary of which is SCOR Reinsurance Company ("SCOR Re"). The Company also operates through SCOR Re's wholly owned subsidiaries, General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND"). (SCOR Re, GSIC, Unity Fire and GSIND are collectively referred to as the "Operating Subsidiaries").

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

       The following table sets forth the Company's GAAP combined ratios and the components thereof for the periods indicated, and the SAP combined ratio for the Company's insurance and reinsurance subsidiaries. The GAAP ratios include the operating expenses of the holding company and the operations of the non-insurance subsidiaries, in addition to the operating expenses of the insurance and reinsurance subsidiaries. The SAP expense ratios include only the operating expenses of the insurance and reinsurance subsidiaries. In addition, the GAAP loss ratio takes into consideration recoveries under certain retrocessional agreements with SCOR S.A., the Company's majority shareholder, whereas these recoveries are included in other income for SAP purposes.


                                            Three Months Ended March 31,
                                                        1995        1994

     GAAP RATIOS
     (Total Company)

     Loss ratio                                         66.7%      112.5%
                                                       -----       -----
     Commission ratio                                   27.5        27.9
     U/W, admin. and other
     expense ratio                                      11.4        11.5
                                                       -----      ------
     Expense ratio                                      38.9        39.4
                                                       -----      ------
     Combined ratio                                    105.6%      151.9%
                                                       =====       =====
     SAP COMBINED RATIOS*

     Combined ratio                                    104.0%      144.1%
                                                       =====       =====

     * Reinsurance and insurance subsidiaries only.

     COMPARISON OF FIRST QUARTER RESULTS FOR 1995 WITH 1994

          Gross premiums written for 1995 decreased 2% to $92.7 million from $94.7 million in 1994. Net premiums written for 1995 increased 1% to $73.5 million from $72.8 million for 1994. Gross premiums written and net premiums written for 1994 were increased by $800,000 and reduced by $5.6 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1995 decreased by 2% and 7%, respectively, compared with 1994. The Company's premium volume was adversely affected by its continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate.

     More specifically, the Company has been reducing its treaty property business written on a pro rata basis. However, the Company's increased premium writings in targeted market segments, such as nonstandard automobile, offset most of the decline in property pro rata business.

          Net losses and loss expenses incurred decreased 33% in 1995 to $47.1 million from $70.5 million in 1994. The loss ratio was 66.7% for 1995 as compared with 112.5% for 1994. During 1994 the Company incurred $31.8 million of net losses resulting from property catastrophe events, primarily the Northridge earthquake and the early 1994 winter freeze, which added
     55.9 points to the loss ratio. Of these amounts, the Northridge earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses. During 1995 the Company experienced $1.1 million of net favorable development ($3.0 million gross) resulting from pre 1995 property catastrophe events, which reduced the loss ratio by 2.1 points.

          During 1995 and 1994, the Company ceded $21.4 million and $23.6 million of earned premiums, respectively. The Company recovered from retrocessionnaires $14.2 million and $52.0 million of losses during 1995 and 1994, respectively. Ceded premiums in 1994 included $6.4 million of reinstatement premiums incurred by the Company primarily relating to the Northridge earthquake. Ceded losses in 1994 included $28.7 million of losses relating to the Northridge earthquake.

          Commission expenses increased 11% to $19.4 million in 1995 from $17.5 million in 1994. The commission ratio was 27.5% for 1995, compared with 27.9% for 1994. The effect of net reinstatement premiums primarily related to the Northridge earthquake added 2.2 points to the 1994 commission ratio. The increase in the commission ratio for 1995 compared with the 1994 commission ratio, excluding the effect of catastrophe events, is primarily attributable to the effect of adjustable commissions that are based upon the results of reinsurance contracts.

          Underwriting, administration and other expenses increased 11% in 1995 to $8.0 million from $7.2 million in 1994. The underwriting and other expense ratio was 11.4% for 1995 as compared with 11.5% for 1994. The effect of net reinstatement premiums related primarily to the Northridge earthquake added 0.9 points to the 1994 ratio. The increase in underwriting, administration and other expenses in 1995 was principally caused by increased amortization and depreciation resulting from recent capital expenditures primarily related to the development of information systems.

          The combined ratio was 105.6% for 1995, compared with 151.9% for 1994. The effect of property catastrophe events on the 1995 and 1994 combined ratio was (2.5) points and 59.0 points, respectively.

          Net investment income increased 10% to $11.0 million for 1995 compared with $10.0 million for 1994. The increase in net investment income (pre-tax) primarily resulted from an increase in the proportion of taxable investments in the Company's portfolio and positive operating cash flow over the past twelve months. On an after-tax basis, net investment income increased 1% to $8.2 million for 1995, compared with $8.1 million in 1994. Net realized investment losses for 1995 were $100,000, compared with net realized investment gains of $300,000 for 1994.


          Interest expense increased 3% to $2.4 million in 1995 from $2.3 million in 1994.

          During 1995 the Company repurchased in the open market $5.9 million in principal amount of its Subordinated Convertible Debentures (the "Debentures")and recognized an extraordinary gain of $517,000 or $0.03 per share, net of tax.

          The Company's net income for 1995 was $4.4 million, or $0.24 per share, on a primary basis, compared with a net loss of $14.4 million, or $0.79 per share, on a primary basis, for 1994. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $24.3 million, or $1.34 per share, for property catastrophe events. The 1995 results include an after-tax benefit to operations of $1.1 million, or $0.06 per share, for net favorable development on pre-1995 property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1995 were 18.2 million, compared with
     18.2 million for 1994.


     INCOME TAXES

          Statement of Financial Accounting Standards No. 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future periods will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of March 31, 1995. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Management also believes that the Company's net deferred income tax benefits related to unrealized depreciation of fixed maturity investments is recoverable through its ability to hold these investments to maturity. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

     LIQUIDITY AND CAPITAL RESOURCES

          SCOR U.S. is a holding company. Its principal sources of cash are cash dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid by insurers domiciled in New York State without prior approval of the New York Insurance Superintendent are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by The New York Insurance Law) for the previous twelve months. During the twelve months ended March 31, 1995, $10.6 million of dividends were declared to SCOR U.S. At March 31, 1995, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $244.5 million.

          During 1995, the Company repurchased in the open market $5.9 million in principal amount of the Debentures and recognized an extraordinary gain of $517,000, or $0.03 per share, net of tax. These purchases, along with the December 1994 repurchase of $3.9 million in principal amount of the Debentures, were executed under a $10 million program authorized by the Board of Directors. Funding for the aggregate amount of repurchased Debentures, which purchases settled in January 1995, was provided by the issuance of the Company's commercial paper.

          In January 1995, the Board of Directors authorized the Company to repurchase up to an additional $20 million of Debentures in the open market, as market conditions permit. In connection with this additional authorization, SCOR U.S. has established a $20 million credit agreement with SCOR S.A., the proceeds of which are restricted to the repurchase of the Debentures or the repayment of any debt incurred to repurchase Debentures.

          On October 1, 1990 SCOR U.S. renewed a $20.0 million bank note which was payable on that date. This note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement related to this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments due on the loan. The floating rate, which resets every six months and is capped at 12.380, was 11.068% as of January 1, 1995.

          SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At March 31, 1995, $20.0 million of commercial paper was outstanding.

          SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

          At March 31, 1995, the amount remaining under the Company's existing stock repurchase program is approximately $1.4 million, which may be utilized as market conditions permit. The Company has not repurchased any shares under this program during 1995.

          The primary sources of liquidity for the SCOR U.S. insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash provided by operating activities was $7.7 million for 1995 compared with cash used in operations of $300,000 for 1994. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large casualty claims. The Company has not suffered any adverse effect due to the recent catastrophe activity in the timing of recoveries or credit worthiness of retrocessionnaires. Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

          At March 31, 1995, total investments and cash at carrying value were $707.7 million compared with $677.6 million at December 31, 1994. The increased level of investments and cash is primarily attributable to the increase during the period in the fair value of investments carried at fair value and the positive cash flow generated from operations. SCOR U.S. fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 5.8 years. Approximately 99% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investments in real estate or high yield bonds. At March 31, 1995, the Company did not have any non-income producing investments.

          SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of the principal operating subsidiaries, which at March 31, 1995 averaged approximately 4.5 years.

          The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net gains (losses) resulting from foreign currency transactions during the periods ending March 31, 1995 and 1994 were ($469,000) and $663,000, respectively.

          Stockholders' equity at March 31, 1995 was $256.3 million, an increase of $16.9 million compared with December 31, 1994. This increase resulted primarily from net income of $4.4 million for the period, unrealized appreciation of investments carried at fair value, net of tax effect, of $13.4 million, less cash dividends declared of $900,000.

          On March 10, 1995 the Company's Board of Directors reduced the regular quarterly dividend to $.05 per share from the previous quarterly rate of $.09 per share.

          The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written to surplus ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were 1.2 to 1 and 1.2 to 1 for 1995 and 1994, respectively.



     RATINGS

          Upon issuance in 1993, the Debentures were assigned an A3 rating from Moody's Investors Service, Inc. ("Moody's") and were rated BBB-Plus by Standard & Poor's Corp. ("S&P"). The Company's commercial paper program had been rated P-1 by Moody's and A-1 by S&P since its establishment. On November 22, 1994 S&P lowered its ratings on the Debentures to BBB and on the commercial paper to A-2. S&P attributed its action to the Company's volatile earnings record and reduced surplus resulting from its past concentration in reinsuring property risks, while acknowledging that the Company maintains a good position in the brokered reinsurance market, has a sound investment strategy and benefits from its ownership by SCOR S.A. Moody's has not changed any of the Company's ratings to date. Although the Company may experience increased future borrowing costs as a result of negative ratings changes, the Company has not experienced any significant adverse effects due to S&P's action.

          The Company recently was notified by A.M. Best & Company, Inc., an independent insurance industry rating organization, that the rating of its principal operating companies has been reduced from A+ (Superior) to A (Excellent) for reasons similar to those noted above. The Company does not expect any significant effect as a result of this action.

                             PART II.  OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

     The Company is party to various lawsuits arising in the normal course of its business. The Company does not believe that any of the litigation to which it is currently a party will have a material adverse effect on the operating results or financial condition of SCOR U.S. and its subsidiaries.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10(v)     SCOR U.S. Corporation Annual Incentive Plan for 1995

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


     May 12, 1995