Form 10-Q
period 1995-06-30
SCOR US CORP
filed 1995-08-11
CIK 798363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                   (Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                          Commission file no. 0-15176

                             SCOR U.S. CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                           75-1791342
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)


         110 William Street, Suite 1800, New York, New York 10038-3995
                    (Address of principal executive offices)


                                 (212) 978-8200
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At August 11, 1995 there were 18,164,620 shares of Common Stock, $.30 par value, outstanding.

                             SCOR U.S. CORPORATION

                                     INDEX



                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Independent Auditors' Review Report                                 3

         Consolidated Balance Sheets
              June 30, 1995 and December 31, 1994                            4

         Consolidated Statements of Operations
         Three Months and Six Months ended June 30, 1995 and 1994            5

         Consolidated Statements of Stockholders' Equity
         Six Months ended June 30, 1995 and 1994                             6

         Consolidated Statements of Cash Flows
         Three Months and Six Months Ended June 30, 1995 and 1994            7

         Notes to Consolidated Financial Statements                        8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10-16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors
SCOR U.S. Corporation:

     We have reviewed the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries (the Company) as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month and six month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

                                                     KPMG Peat Marwick LLP


August 1, 1995


SCOR U.S.             CONSOLIDATED BALANCE SHEETS
Corporation           (in thousands)
                                                                                             June 30,          December 31,
                                                                                                1995                   1994
                                                                                           (Unaudited)

Assets                Investments
                          Fixed maturities:
                             Available for sale, at fair value
                              (amortized cost: $557,769 and $596,791)                   $     563,157         $     563,656
                             Held to maturity, at amortized cost
                              (fair value: $26,515 and $22,274)                                25,793                22,871
                          Equity securities, at fair value
                              (cost: $263 and $1,897)                                             523                 1,738
                          Short-term investments, at cost                                     118,530                83,303
                          Other long-term investments                                           1,424                 1,225
                                                                                             ---------             ---------
                                                                                              709,427               672,793

                    Cash                                                                       11,512                 4,763
                    Accrued investment income                                                  10,146                10,339
                    Premiums receivable                                                        90,728                72,018
                    Reinsurance recoverable on paid losses
                          Affiliates                                                           10,589                 4,399
                          Other                                                                 1,232                19,356
                    Reinsurance recoverable on unpaid losses
                          Affiliates                                                          142,093               127,096
                          Other                                                                94,967                95,576
                    Prepaid reinsurance premiums
                          Affiliates                                                            6,629                10,504
                          Other                                                                 4,510                 8,803
                    Deferred policy acquisition costs                                          22,728                22,844
                    Deferred Federal income tax benefits                                       24,423                34,818
                    Investment in affiliates                                                   12,555                11,532
                    Other assets                                                               46,089                48,874
                                                                                            ---------             ---------
                                                                                        $   1,187,628         $   1,143,715
                                                                                            =========             =========


Liabilities         Losses and loss expenses                                            $     633,315         $     604,787
                    Unearned premiums                                                         100,134               110,082
                    Funds held under reinsurance treaties
                          Affiliates                                                            1,435                 3,654
                          Other                                                                16,422                17,104
                    Reinsurance balances payable
                          Affiliates                                                           13,003                15,328
                          Other                                                                16,860                28,357
                    Convertible subordinated debentures                                        75,950                82,350
                    Notes payable                                                              25,000                20,000
                    Commercial paper                                                           20,321                11,310
                    Other liabilities                                                          12,460                11,348
                                                                                            ---------             ---------
                                                                                              914,900               904,320
                                                                                            ---------             ---------

Stockholders'       Preferred stock, no par value, 5,000
Equity                    shares authorized; no shares issued
                    Common stock, $.30 par value,
                          50,000 shares authorized;
                          18,356 and 18,356 shares issued                                       5,507                 5,507
                    Additional paid-in capital                                                114,563               114,556
                    Unrealized appreciation (depreciation)  of investments,
                      net of deferred tax effect                                                3,671               (21,640)
                    Foreign currency translation adjustment                                       197                  (414)
                    Retained earnings                                                         150,564               143,153
                    Treasury stock, at cost (193 and 192 shares)                               (1,774)               (1,767)
                                                                                            ---------             ---------
                                                                                              272,728               239,395
                                                                                            ---------             ---------
                                                                                        $   1,187,628         $   1,143,715
                                                                                            =========             =========

                    See notes to consolidated financial statements.


SCOR U.S.         CONSOLIDATED STATEMENTS OF OPERATIONS
Corporation       (Unaudited)
                  (in thousands, except per share data)


                                                                           Three Months Ended                   Six Months Ended
                                                                               June 30,                             June 30,
                                                                       1995              1994             1995              1994

Revenues          Net premiums earned                           $    58,207       $    54,983      $   128,804       $   117,668
                  Net investment income                              10,094            10,208           21,072            20,206
                  Net realized investment gains                         704               413              592               736
                                                                     ------            ------          -------           -------
                                                                     69,005            65,604          150,468           138,610
                                                                     ------            ------          -------           -------


Losses and        Losses and loss expenses, net                      38,391            42,991           85,500           113,498
expenses          Commissions, net                                   17,131            14,356           36,551            31,875
                  Other underwriting and
                     administration expenses                          5,846             5,980           13,167            12,787
                  Other expenses (income)                              (675)            1,062               24             1,475
                  Interest expense                                    1,906             2,204            4,310             4,528
                                                                     ------            ------          -------           -------

                                                                     62,599            66,593          139,552           164,163
                                                                     ------            ------          -------           -------

                  Income (loss) from operations before
                     Federal income taxes (benefit)                   6,406              (989)          10,916           (25,553)
                  Federal income taxes (benefit)                      1,607            (1,592)           2,241           (11,738)
                                                                     ------            ------          -------           -------

                  Income (loss) from operations                       4,799               603            8,675           (13,815)
                  Extraordinary gain on redemption of
                     debentures, net of tax                              35               -0-              552               -0-
                                                                     ------            ------          -------           -------

                  Net income (loss)                             $     4,834       $       603      $     9,227       $   (13,815)
                                                                     ======            ======           ======            ======



Per share data    Average common and common
Primary              equivalent shares outstanding                   18,163            18,191           18,163            18,125
                                                                     ======            ======           ======            ======

                  Income (loss) from operations                 $      0.27       $      0.03      $      0.48       $     (0.76)
                  Extraordinary item                                    -0-               -0-             0.03               -0-
                                                                     ------            ------          -------           -------

                  Net income (loss)                             $      0.27       $      0.03      $      0.51       $     (0.76)
                                                                     ======            ======           ======            ======



Fully Diluted     Average common and common
                     equivalent shares outstanding                   21,233            18,191           21,218            18,125
                                                                     ======            ======           ======            ======

                  Income (loss) from operations                 $      0.26       $      0.03      $      0.47       $     (0.76)
                  Extraordinary item                                    -0-               -0-             0.03               -0-
                                                                     ------            ------          -------           -------

                  Net income (loss)                             $      0.26       $      0.03      $      0.50       $     (0.76)
                                                                     ======            ======           ======            ======



                  See notes to consolidated financial statements.


SCOR U.S. Corporation
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  Six  Months  Ended June 30,
(Unaudited) (in thousands, except per share data)

                                                                         1995                  1994

Common Stock
     Balance at beginning of year                                 $     5,507           $     5,490
     Issuance of common stock                                             -0-                   -0-
                                                                      -------               -------
     Balance at end of period                                           5,507                 5,490
                                                                      -------               -------

Additional Paid-in Capital
     Balance at beginning of year                                     114,556               112,670
     Issuance of common stock                                             -0-                   179
     Change in unpaid stock options exercised                               7                    45
                                                                      -------               -------
     Balance at end of period                                         114,563               112,894
                                                                      -------               -------

Unrealized Appreciation (Depreciation) of Investments
     Balance at beginning of year                                     (21,640)               16,634
     Unrealized appreciation (depreciation) for period                 25,311               (26,933)
                                                                      -------               -------
     Balance at end of period                                           3,671               (10,299)
                                                                      -------               -------

Foreign Currency Translation Adjustment
     Balance at beginning of year                                        (414)                   12
     Change in foreign currency translation adjustment                    611                  (281)
                                                                      -------               -------
     Balance at end of period                                             197                  (269)
                                                                      -------               -------

Retained Earnings
     Balance at beginning of year                                     143,153               157,532
     Net income (loss)                                                  9,227               (13,815)
     Dividends ($.10 and $.18 per share)                               (1,816)               (3,265)
                                                                      -------               -------
     Balance at end of period                                         150,564               140,452
                                                                      -------               -------

Treasury Stock
     Balance at beginning of  year                                     (1,767)               (1,649)
     Net (purchases) reissuance of treasury stock                          (7)                  182
                                                                      -------               -------
     Balance at end of period                                          (1,774)               (1,467)
                                                                      -------               -------


Total Stockholders' Equity At End Of Period                       $   272,728           $   246,801
                                                                      =======               =======

     Common stock shares
         Balance at beginning of year                                  18,356                18,299
         Issuance of common stock                                         -0-                   -0-
         Balance at end of period                                      18,356                18,299

     Treasury stock shares
         Balance at beginning of year                                     192                   190
         Net purchases (reissuance) of treasury stock                       1                   (32)
                                                                      -------               -------
           Balance at end of period                                       193                   158
                                                                      =======               =======

     See notes to consolidated financial statements.


SCOR U.S.         CONSOLIDATED STATEMENTS OF CASH FLOWS
Corporation       (Unaudited)
                  (in thousands, except per share data)

                                                                         Three Months Ended              Six Months Ended
                                                                             June 30,                        June 30,
                                                                       1995              1994         1995             1994


Cash flows        Net income (loss)                             $     4,834       $       603  $     9,227      $   (13,815)
from operating    Adjustments to reconcile net income
activities         (loss) to net cash used in operating
                   activities:
                     Extraordinary gain on redemption of
                         debentures                                     (35)              -0-         (552)             -0-
                     Realized investment gains                         (704)             (413)        (592)            (736)
                     Changes in assets and liabilities:
                         Accrued investment income                      327              (162)         193             (106)
                         Premium balances, net                       (8,067)          (23,384)     (32,532)         (20,166)
                         Prepaid reinsurance premiums                 5,927             2,295        8,168            3,977
                         Reinsurance recoverable on paid
                            losses                                    1,644            (5,669)      11,934          (19,061)
                         Deferred policy acquisition costs              665               (51)         116           (1,469)
                         Losses and loss expenses                    19,000             7,453       28,528           60,620
                         Unearned premiums                          (10,640)           (1,189)      (9,948)           7,257
                         Reinsurance recoverable on
                           unpaid losses                            (14,094)            6,375      (14,388)          (2,225)
                         Funds held under reinsurance treaties       (1,568)              123       (2,901)         (16,398)
                         Federal income taxes                        (1,392)           (1,592)        (758)         (13,538)
                         Other                                       (3,981)              431        1,793              201
                                                                     -------          --------      -------         --------
                  Net cash used in operating activities              (8,084)          (15,180)      (1,712)         (15,459)
                                                                     -------          --------      -------         --------

Cash flows        Sales, maturities or redemptions
from                of fixed maturities                              75,637            98,862       95,440          138,788
investing         Sales of equity securities                            -0-             2,145        1,215            4,516
activities        Net sales (purchases) of short-term
                    investments                                     (33,836)           (7,520)     (33,035)          36,734
                  Investments in fixed maturities                   (31,085)          (80,865)     (59,791)        (159,668)
                  Investments in equity securities                      -0-              (486)         -0-           (2,215)
                  Other                                                (189)           (1,808)        (495)          (2,980)
                                                                    -------          --------      -------         --------

                  Net cash provided by  investing
                    activities                                       10,527            10,328        3,334           15,175
                                                                    -------          --------      -------         --------

Cash flows        Dividend paid                                        (908)           (1,632)      (1,816)          (3,265)
from              Redemption of convertible subordinated
financing            debentures                                        (445)              -0-       (8,907)             -0-
activities        Proceeds of notes payable                             -0-               -0-        5,000              -0-
                  Proceeds from issuance of commercial paper-net        466                 6        8,934               27
                  Proceeds from stock options exercised                 -0-                27            7               45
                  Other                                               1,871               282        1,909              375
                                                                    -------          --------      -------         --------

                  Net cash provided by (used in)
                     financing activities                               984            (1,317)       5,127           (2,818)
                                                                    -------          --------      -------         --------

                  Net increase (decrease) in cash                     3,427            (6,169)       6,749           (3,102)
                  Cash at beginning of period                         8,085            20,163        4,763           17,096
                                                                    -------          --------      -------         --------

                  Cash at end of period                         $    11,512       $    13,994  $    11,512      $    13,994
                                                                     ======            ======       ======           ======


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

     The Company, through its subsidiaries, provides property and casualty insurance and reinsurance. Reinsurance is provided to primary insurance companies on both a treaty and facultative basis. SCOR Re specializes in underwriting treaties covering standard and non-standard automobile, commercial and technical risks and provides property, casualty and special risk coverages on a facultative basis. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries and writes facultative business directly with primary insurance companies and through reinsurance intermediaries. GSIC and Unity Fire provide commercial property and casualty insurance on both a primary and excess basis and underwrite alternative risk market coverages. GSIND provides commercial property and casualty coverages on a surplus lines basis.

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

4.   Reinsurance

     The effect of ceded reinsurance on the Statement of Operations for the three and six months ended June 30, 1995 and 1994 are as follows (in thousands):

                                                                         Loss
                                                                     and Loss
                                  Premiums          Premiums         Expenses
                                  Written            Earned          Incurred

                                         Three Months Ended June 30, 1995

Direct                         $     5,179       $     3,521      $     5,456
Assumed                             65,137            77,435           60,096
Ceded - affiliate                   (8,582)          (11,735)         (17,348)
Ceded - other                       (8,239)          (11,014)          (9,813)
                                   -------           -------          -------
Net                            $    53,495       $    58,207      $    38,391
                                   =======           =======          =======


                                         Three Months Ended June 30, 1994

Direct                         $    2,365       $     3,017      $     2,536
Assumed                            66,833            67,370           43,632
Ceded - affiliate                  (6,052)           (7,286)          (2,285)
Ceded - other                      (7,057)           (8,118)            (892)
                                   -------           -------          -------
Net                            $   56,089       $    54,983      $    42,991
                                  =======           =======          =======


                                          Six Months Ended June 30, 1995

Direct                         $   10,001       $     9,590      $    15,993
Assumed                           152,986           163,346          110,882
Ceded - affiliate                 (16,305)          (21,010)         (23,053)
Ceded - other                     (19,657)          (23,122)         (18,322)
                                  -------           -------          -------
Net                            $  127,025       $   128,804      $    85,500
                                  =======           =======          =======


                                          Six Months Ended June 30, 1994

Direct                         $   5,955       $     6,823      $     5,636
Assumed                          157,986           149,861          163,045
Ceded - affiliate                (16,930)          (20,933)         (25,679)
Ceded - other                    (18,109)          (18,083)         (29,504)
                                 -------           -------          -------
Net                            $ 128,902       $   117,668      $   113,498
                                 =======           =======          =======

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

     The Company, through its subsidiaries, provides property and casualty insurance and reinsurance. Reinsurance is provided to primary insurance companies on both a treaty and facultative basis. SCOR Re specializes in underwriting treaties covering standard and non-standard automobile, commercial and technical risks and provides property, casualty and special risk coverages on a facultative basis. SCOR Re writes treaty business almost exclusively through reinsurance intermediaries and writes facultative business directly with primary insurance companies and through reinsurance intermediaries. GSIC and Unity Fire provide commercial property and casualty insurance on both a primary and excess basis and underwrite alternative risk market coverages. GSIND provides commercial property and casualty coverages on a surplus lines basis.

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

     The following table sets forth the Company's GAAP combined ratios and the components thereof for the periods indicated, and the SAP combined ratio for the Operating Subsidiaries. The GAAP ratios include the operating expenses of the holding company and the operations of the non-insurance subsidiaries, in addition to the operating expenses of the Operating Subsidiaries. The SAP expense ratios include only the operating expenses of the Operating

Subsidiaries. In addition, the GAAP loss ratio takes into consideration recoveries under certain retrocessional agreements with SCOR S.A., the Company's majority shareholder, whereas these recoveries are included in other income for SAP purposes.


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,


                                   1995       1994       1995       1994

GAAP Ratios (Total Company)

Loss ratio                        66.0%      78.2%      66.4%      96.5%
                                 -----      -----      -----      -----

Commission ratio                  29.4       26.1       28.4       27.1
U/W, administration and
     other expense ratio           8.9       12.8       10.2       12.1
                                 -----      -----      -----      -----

Expense ratio                     38.3       38.9       38.6       39.2
                                  -----     -----      -----      -----

Combined ratio                   104.3%     117.1%     105.0%     135.7%
                                 =====      =====      =====      =====

SAP Combined Ratio*

Combined ratio                   108.2%     114.0%     105.6%     130.1%
                                 =====      =====      =====      =====

*Operating Subsidiaries only

Comparison of Second Quarter Results for 1995 and 1994

     Gross premiums written for 1995 increased 2% to $70.3 million from $69.2 million in 1994. Net premiums written for 1995 decreased 5% to $53.5 million from $56.1 million for 1994. Net premiums written for 1995 were reduced by $1.8 million for additional premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Net premium written for 1994 were increased by $400,000 relating to reinstatement premiums. Excluding reinstatement premiums, net premiums written for 1995 were virtually unchanged compared with 1994. The Company's premium volume was adversely affected by its continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, the Company has been reducing its treaty property business written on a pro rata basis. However, the Company's increased premium writings in targeted market segments, such as nonstandard automobile, alternative risk and facultative offset most of the decline in property pro rata treaty business.

     Net losses and loss expenses incurred decreased 11% in 1995 to $38.4 million from $43.0 million in 1994. The loss ratio was 66.0% for 1995 as compared with 78.2% for 1994. During 1995 the Company incurred $3.7 million of net losses ($15.0 million gross) resulting from pre-1995 property catastrophe events, which added 8.2 points to the loss ratio. Of these amounts, development from the Northridge earthquake accounted for $2.5 million of net incurred losses and $12.6 million of gross incurred losses. During 1994 the Company experienced $400,000 of net favorable development resulting from property catastrophe events, which reduced the loss ratio by 1.3 points.

     During 1995 and 1994, the Company ceded $22.8 million and $15.4 million of earned premiums, respectively. The Company recovered from retrocessionnaires $27.2 million and $3.2 million of losses during 1995 and 1994, respectively. Ceded premiums in 1995 included $1.8 million of reinstatement premiums incurred by the Company primarily relating to the Northridge earthquake. Ceded losses in 1995 included $10.1 million of losses relating to the Northridge earthquake.

     Commission expenses increased 19% to $17.1 million in 1995 from $14.4 million in 1994. The commission ratio was 29.4% for 1995, compared with 26.1% for 1994. The effect of net reinstatement premiums primarily related to the Northridge earthquake added 0.9 points to the 1995 commission ratio and reduced the 1994 commission ratio by 0.2 points. The increase in the commission ratio for 1995 compared with the 1994 commission ratio, excluding the effect of catastrophe events, is primarily attributable to the effect of the Company's shift toward its targeted market segments.

     Underwriting, administration and other expenses decreased 27% in 1995 to $5.2 million from $7.0 million in 1994. The underwriting and other expense ratio was 8.9% for 1995 as compared with 12.8% for 1994. The effect of net reinstatement premiums related primarily to the Northridge earthquake added 0.3 points to the 1995 ratio and reduced the 1994 ratio by 0.1 points. The decrease in underwriting, administration and other expenses (income) in 1995 was principally caused by an improvement in the results reported by an entity in which the Company is a minority shareholder .

     The combined ratio was 104.3% for 1995, compared with 117.1% for 1994. The effect of property catastrophe events on the 1995 and 1994 combined ratio was
9.4 points and (1.6) points, respectively.

     Net investment income decreased 1% to $10.1 million for 1995 compared with $10.2 million for 1994. The decrease in net investment income (pre-tax) primarily resulted from an increase in the Company's short-term investments and cash position. On an after-tax basis, net investment income decreased 7% to $7.4 million for 1995, compared with $8.0 million in 1994. Net realized investment gains for 1995 were $700,000, compared with $400,000 for 1994.

     Interest expense decreased 14% to $1.9 million in 1995 from $2.2 million in 1994.

     During 1995 the Company repurchased in the open market $500,000 in principal amount of its Subordinated Convertible Debentures (the "Debentures") and recognized an extraordinary gain of $35,000 or less than $0.01 per share, net of tax.

     The Company's net income for 1995 was $4.8 million, or $0.27 per share, on a primary basis, compared with of $600,000, or $0.03 per share, on a primary basis, for 1994. The 1995 results were affected by after-tax charges to operations, net of reinsurance, of $3.6 million, or $0.20 per share, for pre-1995 property catastrophe events. The 1994 results include an after-tax benefit to operations of $500,000, or $0.03 per share, for net favorable development on property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1995 were 18.2 million, compared with 18.2 million for 1994.

Comparison of Year to Date Results for 1995 and 1994

     Gross premiums written for 1995 decreased 1% to $163.0 million from $163.9 million in 1994. Net premiums written for 1995 decreased 1% to $127.0 million from $128.9 million for 1994. Gross premiums written for 1995 and 1994 were increased by $900,000 and $800,000 respectively, and net premiums written were reduced by $1.2 million and $5.1 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1995 decreased by 1% and 4%, respectively, compared with 1994. The Company's premium volume was adversely affected by its continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, the Company has been reducing its treaty property business written on a pro rata basis. However, the Company's increased premium writings in targeted market segments, such as nonstandard automobile, alternative risk and facultative offset most of the decline in property pro rata business.

     Net losses and loss expenses incurred decreased 25% in 1995 to $85.5 million from $113.5 million in 1994. The loss ratio was 66.4% for 1995 as compared with 96.5% for 1994. During 1995 the Company incurred $3.3 million of net losses ($13.3 million gross) resulting from pre- 1995 property catastrophe events, which added 3.2 points to the loss ratio. Of these amounts, development from the Northridge earthquake accounted for $2.5 million of net incurred losses and $12.6 million of gross incurred losses. During 1994 the Company incurred $31.5 million of net losses ($61.0 million of gross losses) resulting from property catastrophe events, primarily the Northridge earthquake and the early 1994 winter freeze, which added 29.7 points to the loss ratio. Of these amounts, the Northridge earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses.

     During 1995 and 1994, the Company ceded $44.1 million and $39.0 million of earned premiums, respectively. The Company recovered from retrocessionnaires $41.4 million and $55.2 million of losses during 1995 and 1994, respectively. Ceded premiums in 1995 and 1994 included $2.1 million and $5.9 million of reinstatement premiums incurred by the Company primarily relating to the Northridge earthquake. Ceded losses in 1995 and 1994 included $10.1 million and $29.5 million of losses relating to the Northridge earthquake.

     Commission expenses increased 15% to $36.5 million in 1995 from $31.9 million in 1994. The commission ratio was 28.4% for 1995, compared with 27.1% for 1994. The effect of net reinstatement premiums primarily related to the Northridge earthquake added 0.3 points and 1.1 points to the 1995 and 1994 commission ratio, respectively. The increase in the commission ratio for 1995 compared with the 1994 commission ratio, excluding the effect of catastrophe events, is primarily attributable to the effect of the Company's shift towards its targeted market segments..

     Underwriting, administration and other expenses decreased 8% in 1995 to $13.2 million from $14.3 million in 1994. The underwriting and other expense ratio was 10.2% for 1995 as compared with 12.1% for 1994. The effect of net reinstatement premiums related primarily to the Northridge earthquake added 0.1 points and 0.5 points to the 1995 and 1994 ratio. The decrease in underwriting, administration and other expenses in 1995 was principally caused by an improvement in the results reported by an entity in which the Company is a minority shareholder.

     The combined ratio was 105.0% for 1995, compared with 135.7% for 1994. The effect of property catastrophe events on the 1995 and 1994 combined ratio was
3.6 points and 31.3 points, respectively.

     Net investment income increased 4% to $21.1 million for 1995 compared with $20.2 million for 1994. The increase in net investment income (pre-tax) primarily resulted from an increase in the proportion of taxable investments in the Company's portfolio and positive operating cash flow over the past twelve months. On an after-tax basis, net investment income decreased 3% to $15.6 million for 1995, compared with $16.1 million in 1994. Net realized investment gains for 1995 were $600,000, compared with $700,000 for 1994.

     Interest expense decreased 5% to $4.3 million in 1995 from $4.5 million in 1994.

     During 1995 the Company repurchased in the open market $6.4 million in principal amount of the Debentures and recognized an extraordinary gain of $552,000 or $0.03 per share, net of tax.

     The Company's net income for 1995 was $9.2 million, or $0.51 per share, on a primary basis, compared with a net loss of $13.8 million, or $0.76 per share, on a primary basis, for 1994. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $23.8 million, or $1.31 per share, for property catastrophe events. The 1995 results include after-tax charges to operations of $3.0 million, or $0.16 per share, for pre-1995 property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1995 were 18.2 million, compared with 18.1 million for 1994.

Income Taxes

     Statement of Financial Accounting Standards No. 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in future periods will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of June 30, 1995. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

Liquidity and Capital Resources

     SCOR U.S. is a holding company. Its principal sources of cash are dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid by insurers domiciled in New York State without prior approval of the New York Insurance Superintendent are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by The New York Insurance Law) for the previous twelve months. During the twelve months ended June 30, 1995, $10.0 million of dividends were declared to SCOR U.S. At June 30, 1995, the aggregate statutory surplus of the SCOR U.S. operating subsidiaries was $251.9 million.

     During 1995, the Company repurchased in the open market $6.4 million in principal amount of the Debentures and recognized an extraordinary gain of $552,000, or $0.03 per share, net of tax. The majority of these purchases, along with the December 1994 repurchase of $3.9 million in principal amount of the Debentures, were executed under a $10 million program authorized by the Board of Directors. Funding for the aggregate amount of repurchased Debentures, which purchases settled in January 1995, was provided by the issuance of the Company's commercial paper.

     In January 1995, the Board of Directors authorized the Company to repurchase up to an additional $20 million of Debentures in the open market, as market conditions permit. In connection with this additional authorization, SCOR U.S. has established a $20 million credit agreement with SCOR S.A., the proceeds of which are restricted to the repurchase of the Debentures or the repayment of any debt incurred to repurchase Debentures. At June 30, 1995, the Company utilized $5.0 million of this credit line.

     On October 1, 1990 SCOR U.S. renewed a $20.0 million bank note which was payable on that date. This note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement related to this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments due on the loan. The floating rate, which resets every six months and is capped at 12.380%, was 11.818% as of the final reset date in April 1995. The Company intends to refinance this note when due.

     SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At June 30, 1995, $20.3 million of commercial paper was outstanding.

     SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

     At June 30, 1995, the amount remaining under the Company's existing stock repurchase program is approximately $1.4 million, which may be utilized as market conditions permit. The Company has not repurchased any shares under this program during 1995.

     The primary sources of liquidity for the SCOR U.S. insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash used in operating activities was $1.7 million for 1995 compared with cash used in operations of $15.5 million for 1994. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large casualty claims. The Company has not suffered any adverse effect due to the recent catastrophe activity in the timing of recoveries or credit worthiness of retrocessionnaires. Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

     At June 30, 1995, total investments and cash at carrying value were $720.9 million compared with $677.6 million at December 31, 1994. The increased level of investments and cash is primarily attributable to the increase during the period in the fair value of investments carried at fair value. SCOR U.S. fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 5.8 years. Approximately 99% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investments in real estate or high yield bonds. At June 30, 1995, the Company did not have any non-income producing investments.

     SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of the principal operating subsidiaries, which at June 30, 1995 averaged approximately 4.5 years.

     The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net gains (losses) resulting from foreign currency transactions during the periods ending June 30, 1995 and 1994 were ($91,000) and $200,000, respectively.

     Stockholders' equity at June 30, 1995 was $272.7 million, an increase of $33.3 million compared with December 31, 1994. This increase resulted primarily from net income of $9.2 million for the period and unrealized appreciation of investments carried at fair value, net of tax effect, of $25.3 million, less cash dividends declared of $1.8 million.

     On March 10, 1995 the Company's Board of Directors reduced the regular quarterly dividend to $.05 per share from the previous quarterly rate of $.09 per share.

     The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written surplus ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were 1.0 to 1 and 1.1 to 1 for 1995 and 1994, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the June 16, 1995 Annual Meeting of the Stockholders of SCOR U.S. ("Meeting"), held in New York City, the stockholders voted to elect the nominated slate of four directors, each to serve until the Annual Meeting in 1998 and to ratify the appointment of KMPG Peat Marwick LLP ("Peat Marwick") as independent auditors of SCOR U.S. for 1995.

     Holders of record of the Company's common stock as of April 18, 1995 were entitled to vote at the meeting. On April 18, 1995, there were 18,164,620 shares of common stock outstanding and entitled to vote, and 17,673,552 of such shares were represented at the Meeting. Each of the directors received at least 99.7% of the shares cast in favor of his election. The shares cast for each director are as follows: Jacques P. Blondeau: 17,619,506 shares for and 54,046 shares withheld; John R. Cox: 17,617,006 shares for and 56,546 shares withheld; Jerome
Karter: 17,619,006 shares for and 54,546 shares withheld; and Patrick Peugeot:
17,618,640 shares for and 54,912 shares withheld.

     With respect to the ratification of the appointment of Peat Marwick, the shares cast were 17,628,280 for, 36,431 shares against and 8,841 shares in abstention. There were no broker non-votes for any of the matters voted upon at the Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     11  Computation of Earnings per Share

     15  Letter re Unaudited Interim Financial Information

b)   Reports on Form 8-K

     None.

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SCOR U.S. Corporation
                             (Registrant)


                             Jeffrey D. Cropsey
Dated: August 11, 1995       Jeffrey D. Cropsey
                             Senior Vice President and
                             Chief Financial Officer