Form 10-Q
period 1995-09-30
SCOR US CORP
filed 1995-11-15
CIK 798363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

For the period ended September 30, 1995

                                       0R

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934


For the transition period from ____________  to ____________

                           Commission file no. 0-15176

                              SCOR U.S. CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                         75-1791342
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

              Two World Trade Center, New York, New York 10048-0178
                    (Address of principal executive offices)

                                 (212) 390-5200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 14, 1995 there were 18,170,971 shares of Common Stock, $.30 par value, outstanding.

                              SCOR U.S. CORPORATION

                                     INDEX

                                                                           PAGE


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditors' Review Report                                  3

         Consolidated Balance Sheets
         September 30, 1995 and December 31, 1994                             4

         Consolidated Statement of Operations
         Three Months and Nine Months ended September 30, 1995 and 1994       5

         Consolidated Statement of Stockholders' Equity
         Nine Months ended September 30, 1995 and 1994                        6

         Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended September 30, 1995 and 1994       7

         Notes to Consolidated Financial Statements                        8-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   18

                       INDEPENDENT AUDITORS' REVIEW REPORT






The Board of Directors
SCOR U.S. Corporation:

We have reviewed the consolidated balance sheet of SCOR U.S. Corporation and subsidiaries (the Company) as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month and nine month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management.

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

                                                 KPMG Peat Marwick LLP





October  24, 1995


SCOR U.S.         CONSOLIDATED BALANCE SHEETS
Corporation       (in thousands)
                                                                                    September 30,              December 31,
                                                                                             1995                      1994
                                                                                      (Unaudited)
Assets            Investments
                     Fixed maturities:
                         Available for sale, at fair value
                         (amortized cost: $556,300 and $596,791)                  $       563,515           $       563,656
                         Held to maturity, at amortized cost
                         (fair value: $22,609 and $22,274)                                 22,155                    22,871
                     Equity securities, at fair value
                         (cost: $108 and $1,897)                                              204                     1,738
                     Short-term investments, at cost                                      122,794                    83,303
                     Other long-term investments                                            1,374                     1,225
                                                                                  ---------------           ---------------
                                                                                          710,042                   672,793

                  Cash                                                                     13,318                     4,763
                  Accrued investment income                                                 9,608                    10,339
                  Premiums receivable                                                      80,996                    72,018
                  Reinsurance recoverable on paid losses
                     Affiliates                                                             9,525                     4,399
                     Other                                                                 10,414                    19,356
                  Reinsurance recoverable on unpaid losses
                     Affiliates                                                           135,803                   127,096
                     Other                                                                 90,741                    95,576
                  Prepaid reinsurance premiums
                     Affiliates                                                             5,835                    10,504
                     Other                                                                  4,086                     8,803
                  Deferred policy acquisition costs                                        22,471                    22,844
                  Deferred Federal income tax benefits                                     22,542                    34,818
                  Investment in affiliates                                                 12,360                    11,232
                  Other assets                                                             53,431                    49,174
                                                                                  ---------------           ---------------

                                                                                  $     1,181,172           $     1,143,715
                                                                                  ===============           ===============

Liabilities       Losses and loss expenses                                        $       618,738           $       604,787
                  Unearned premiums                                                        99,955                   110,082
                  Funds held under reinsurance treaties
                     Affiliates                                                             1,323                     3,654
                     Other                                                                 17,248                    17,104
                  Reinsurance balances payable
                     Affiliates                                                            11,990                    15,328
                     Other                                                                 15,010                    28,357
                  Convertible subordinated debentures                                      75,950                    82,350
                  Notes payable                                                            25,000                    20,000
                  Commercial paper                                                         20,639                    11,310
                  Other liabilities                                                        17,933                    11,348
                                                                                  ---------------           ---------------
                                                                                          903,786                   904,320
                                                                                  ---------------           ---------------
Stockholders'     Preferred stock, no par value, 5,000
Equity               shares authorized; no shares issued
                  Common stock, $.30 par value,
                     50,000 shares authorized;
                     18,364 and 18,356 shares issued                                        5,509                     5,507
                  Additional paid-in capital                                              114,669                   114,556
                  Unrealized appreciation (depreciation) of investments,
                    net of deferred tax effect                                              4,752                   (21,640)
                  Foreign currency translation adjustment                                    (252)                     (414)
                  Retained earnings                                                       154,482                   143,153
                  Treasury stock, at cost (193 and 192 shares)                             (1,774)                   (1,767)
                                                                                  ---------------           ---------------
                                                                                          277,386                   239,395
                                                                                  ---------------           ---------------
                                                                                  $     1,181,172           $     1,143,715
                                                                                  ===============           ===============
                  See notes to consolidated financial statements.



SCOR U.S.         CONSOLIDATED STATEMENTS OF OPERATIONS
Corporation       (Unaudited)
                  (in thousands,  except per share data)

                                                                      Three Months Ended                  Nine Months Ended
                                                                           September 30,                      September 30,

                                                                   1995             1994              1995             1994

Revenues  Net premiums earned                              $      53,536    $      55,542     $     182,340    $     173,210
          Net investment income                                   10,679           10,157            31,751           30,363
          Net realized investment gains                              121              323               713            1,059
                                                           -------------    -------------     -------------    -------------
                                                                  64,336           66,022           214,804          204,632
                                                           -------------    -------------     -------------    -------------

Losses    Losses and loss expenses, net                           36,452           39,060           121,952          152,558
and       Commissions, net                                        10,345           14,144            46,896           46,019
expenses  Other underwriting and
           administration expenses                                 7,616            6,799            20,783           19,586
          Other expenses                                           1,016            1,590             1,040            3,065
          Interest expense                                         2,596            2,454             6,906            6,982
                                                           -------------    -------------     -------------    -------------
                                                                  58,025           64,047           197,577          228,210
                                                           -------------    -------------     -------------    -------------


          Income (loss) from operations before
           Federal income taxes benefit                            6,311            1,975            17,227          (23,578)
          Federal income taxes (benefit)                           1,485             (472)            3,726          (12,210)
                                                           -------------    -------------     -------------    -------------
          Income (loss) from operations                            4,826            2,447            13,501          (11,368)
          Extraordinary gain on redemption of
           debentures, net of tax                                    -0-              -0-               552              -0-
                                                           -------------    -------------     -------------    -------------
          Net income (loss)                                $       4,826    $       2,447     $      14,053    $     (11,368)
                                                           =============    =============     =============    ==============


Per share Average common and common
data       equivalent shares outstanding                          18,372           18,212            18,255           18,146
Primary                                                    =============    =============     =============    =============

          Income (loss) from operations                    $        0.26    $        0.13     $        0.74    $      (0.63)
          Extraordinary item                                         -0-              -0-              0.03              -0-
                                                           -------------    -------------     -------------    -------------
          Net income (loss)                                $        0.26    $        0.13     $        0.77    $      (0.63)
                                                           =============    =============     =============    ============


Fully     Average common and common
Diluted    equivalent shares outstanding                          21,513           18,212            21,317           18,146
                                                           =============    =============     =============    =============

          Income (loss) from operations                    $        0.26    $        0.13     $        0.73    $      (0.63)
          Extraordinary item                                         -0-              -0-              0.03              -0-
                                                           -------------    -------------     -------------    -------------
          Net income (loss)                                $        0.26    $        0.13     $        0.76    $      (0.63)
                                                           =============     ============     =============     ============


          See notes to consolidated financial statements.



SCOR U.S.         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Corporation       Nine Months Ended September 30,
                  (Unaudited)
                  (in thousands, except per share data)

                                                                                    1995                       1994
Common Stock
   Balance at beginning of year                                          $         5,507           $          5,490
   Issuance of common stock                                                            2                         17
                                                                         ---------------           ----------------
     Balance at end of period                                                      5,509                      5,507
                                                                         ---------------           ----------------

Additional Paid-in Capital
   Balance at beginning of year                                                  114,556                    112,670
   Issuance of common stock                                                           86                        700
   Change in unpaid stock options exercised                                           19                         72
   Deferred compensation                                                               8                        -0-
                                                                         ---------------           ----------------
     Balance at end of period                                                    114,669                    113,442
                                                                         ---------------           ----------------

Unrealized Appreciation (Depreciation) of Investments
   Balance at beginning of year                                                  (21,640)                    16,634
   Unrealized appreciation (depreciation) for period                              26,392                    (30,002)
                                                                         ---------------           ----------------
     Balance at end of period                                                      4,752                    (13,368)
                                                                         ---------------           ----------------

Foreign Currency Translation Adjustment
   Balance at beginning of year                                                     (414)                        12
   Change in foreign currency translation adjustment                                 162                        152
                                                                         ---------------           ----------------
     Balance at end of period                                                       (252)                       164
                                                                         ---------------           ----------------

Retained Earnings
   Balance at beginning of year                                                  143,153                    157,532
   Net income (loss)                                                              14,053                    (11,368)
   Dividends ($.15 and $.27 per share)                                            (2,724)                    (4,903)
                                                                         ---------------           ----------------
     Balance at end of period                                                    154,482                    141,261
                                                                         ---------------           ----------------

Treasury Stock
   Balance at beginning of year                                                   (1,767)                    (1,649)
   Net (purchases) reissuance of treasury stock                                       (7)                       165
                                                                         ---------------           ----------------
     Balance at end of period                                                     (1,774)                    (1,484)
                                                                         ---------------           ----------------

Total Stockholders' Equity At End of Period                              $       277,386           $        245,522
                                                                         ===============           ================
Common stock shares
   Balance at beginning of year                                                   18,356                     18,299
   Issuance of common stock                                                            8                         57
                                                                         ---------------           ----------------
     Balance at end of period                                                     18,364                     18,356
                                                                         ===============           ================

Treasury stock shares
   Balance at beginning of year                                                      192                        190
   Net purchases (reissuance) of treasury stock                                        1                        (30)
                                                                         ---------------           ----------------
     Balance at end of period                                                        193                        160
                                                                         ===============           ================

     See notes to consolidated financial statements.



SCOR U.S.         CONSOLIDATED STATEMENT OF CASH FLOWS
Corporation       (Unaudited)
                  (in thousands)
                                                                           Three Months Ended                  Nine Months Ended
                                                                                September 30,                      September 30,

                                                                       1995              1994             1995              1994

Cash flows        Net income (loss)                           $      4,826      $       2,447    $      14,053     $     (11,368)
from operating    Adjustments to reconcile net income
activities          (loss) to net cash provided by (used in)
                   operating activities:
                    Extraordinary gain on redemption
                      of debentures                                     -0-               -0-             (552)              -0-
                    Realized investment gains                          (121)             (323)            (713)           (1,059)
                    Changes in assets and liabilities:
                      Accrued investment income                         538              (154)             731              (260)
                      Premium balances, net                           6,869            29,185          (25,663)            9,019
                      Prepaid reinsurance premiums                    1,218               797            9,386             4,774
                      Reinsurance recoverable on
                         paid losses                                 (8,118)          (10,820)           3,816           (29,881)
                      Deferred policy acquisition costs                 257               (36)             373            (1,505)
                      Losses and loss expenses                      (14,577)          (15,879)          13,951            44,741
                      Unearned premiums                                (179)             (548)         (10,127)            6,709
                      Reinsurance recoverable on
                         unpaid losses                               10,516             7,052           (3,872)            4,827
                      Funds held under reinsurance
                          treaties                                      714              (321)          (2,187)          (16,719)
                      Federal income taxes                           (4,715)             (472)          (5,473)          (14,010)
                      Other                                           7,477            (3,967)           9,270            (3,766)
                                                              -------------     -------------    -------------     -------------
                  Net cash provided by (used in) operating
                   activities                                         4,705            6,961             2,993            (8,498)
                                                              -------------     -------------    -------------     -------------

Cash flows        Sales, maturities or redemptions
from                of fixed maturities                              44,922            54,168          140,362           192,956
investing           Sales of equity securities                          (58)              207            1,157             4,723
activities          Net sales (purchases) of short-term
                    investments                                      (2,070)            1,792          (35,105)           38,526
                  Investments in fixed maturities                   (42,971)          (66,279)        (102,762)         (225,947)
                  Investments in equity securities                      -0-            (1,685)             -0-            (3,900)
                  Other                                              (4,935)             (381)          (5,430)           (3,361)
                                                              --------------    -------------    -------------     -------------
                  Net cash provided by (used in) investing
                    activities                                       (5,112)          (12,178)          (1,778)            2,997
                                                              -------------     -------------    -------------     -------------


Cash flows        Dividends paid                                       (908)           (1,638)          (2,724)           (4,903)
from              Redemption of convertible subordinated
financing           debentures                                          -0-               -0-           (8,907)              -0-
activities          Proceeds of notes payable                           -0-               -0-            5,000               -0-
                  Proceeds from issuance of commercial
                    paper-net                                          (461)                3            8,473                30
                  Proceeds from stock options exercised                  12               565               19               610
                  Other                                               3,570             1,372            5,479             1,747
                                                              -------------     -------------    -------------     -------------
                  Net cash provided by (used in)
                    financing activities                              2,213               302            7,340            (2,516)
                                                              -------------     -------------    -------------     -------------
                  Net increase (decrease) in cash                     1,806            (4,915)           8,555            (8,017)
                  Cash at beginning of period                        11,512            13,994            4,763            17,096
                                                              -------------     -------------    -------------     -------------
                  Cash at end of period                       $      13,318     $       9,079    $      13,318     $       9,079
                                                              =============     =============    =============     =============

                  See notes to consolidated financial statements.

                              SCOR U.S. CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

         SCOR  U.S.   Corporation  ("SCOR  U.S.")  or,   collectively  with  its
subsidiaries, the ("Company") is a holding company, the principal operating subsidiary of which is SCOR Reinsurance Company ("SCOR Re"). The Company also operates through SCOR Re's wholly owned subsidiaries, General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND"). (SCOR Re, GSIC, Unity Fire and GSIND are collectively referred to as the "Operating Subsidiaries").

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

         The unaudited consolidated financial statements have been prepared on the basis of Generally Accepted Accounting Principles ("GAAP") and in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

4.   Reinsurance

     The effect of ceded reinsurance on the Statement of Operations for the three and nine months ended September 30, 1995 and 1994 are as follows (in thousands):

                                                    Loss
                                                and Loss
                      Premiums     Premiums     Expenses
                       Written       Earned     Incurred

                      Three Months Ended September 30, 1995

Direct                $   3,322   $   3,118   $   5,335
Assumed                  65,679      66,062      39,941
Ceded - affiliate        (3,771)     (4,565)     (4,543)
Ceded - other           (10,656)    (11,079)     (4,281)
                      ---------   ---------   ---------
Net                   $  54,574   $  53,536   $  36,452
                      =========   =========   =========

                      Three Months Ended September 30, 1994

Direct                $   5,183   $   3,395   $   2,108
Assumed                  70,142      72,478      42,679
Ceded - affiliate        (8,131)     (7,912)      1,218
Ceded - other           (11,403)    (12,419)     (6,945)
                      ---------   ---------   ---------
Net                   $  55,791   $  55,542   $  39,060
                      =========   =========   =========

                      Nine Months Ended September 30, 1995

Direct                $  13,323   $  12,708   $  21,328
Assumed                 218,665     229,408     150,823
Ceded - affiliate       (20,076)    (25,575)    (27,596)
Ceded - other           (30,313)    (34,201)    (22,603)
                      ---------   ---------   ---------
Net                   $ 181,599   $ 182,340   $ 121,952
                      =========   =========   =========

                      Nine Months Ended September 30, 1994

Direct                $  11,138   $  10,218   $   7,744
Assumed                 228,128     222,339     205,724
Ceded - affiliate       (25,061)    (28,845)    (24,461)
Ceded - other           (29,512)    (30,502)    (36,449)
                      ---------   ---------   ---------
Net                   $ 184,693   $ 173,210   $ 152,558
                      =========   =========   =========

5.       Subsequent Event

         On November 2, 1995 the Company entered into an Agreement and Plan of Merger with SCOR S.A., its majority shareholder, and SCOR Merger Sub Corporation ("Merger Sub"), a newly formed Delaware corporation and wholly-owned subsidiary of SCOR S.A., which provides, among other things, that upon certain terms and conditions, that Merger Sub will be merged with and into the Company upon consummation of the tender offer made by SCOR S.A., through Merger Sub, to purchase all of the outstanding shares of Common Stock of the Company not held by it.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS


General

         SCOR  U.S.   Corporation  ("SCOR  U.S.")  or,   collectively  with  its
subsidiaries, the ("Company") is a holding company, the principal operating subsidiary of which is SCOR Reinsurance Company ("SCOR Re"). The Company also operates through SCOR Re's wholly owned subsidiaries, General Security Insurance Company ("GSIC"), The Unity Fire and General Insurance Company ("Unity Fire") and General Security Indemnity Company ("GSIND"). (SCOR Re, GSIC, Unity Fire and GSIND are collectively referred to as the "Operating Subsidiaries").

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

         The following table sets forth the Company's GAAP combined ratios and the components thereof for the periods indicated, and the SAP combined ratio for the Operating Subsidiaries. The GAAP ratios include the operating expenses of the holding company and the operations of the non-insurance subsidiaries, in addition to the operating expenses of the Operating Subsidiaries. The SAP
expense   ratios   includes  only  the  operating   expenses  of  the  Operating
Subsidiaries. In addition, the GAAP loss ratio takes into consideration recoveries under certain retrocessional agreements with SCOR S.A., the Company's majority shareholder, whereas these recoveries are included in other income for SAP purposes.


                              Three Months Ended              Nine Months Ended
                                   September 30,                  September 30,

                                          1995        1994      1995       1994

GAAP Ratios (Total Company)

Loss ratio                                68.1%      70.3%      66.9%      88.1%

Commission ratio                          19.3%      25.5%      25.7%      26.6%
U/W, administration and
     other expense ratio                  16.1%      15.1%      12.0%      13.1%

Expense ratio                             35.4%      40.6%      37.7%      39.7%

Combined ratio                           103.5%     110.9%     104.6%     127.8%

SAP Combined Ratio *

Combined ratio                           100.7%     107.2%     104.2%     122.8%

* Operating Subsidiaries Only


Comparison of Third Quarter Results for 1995 and 1994

     Gross premiums written for 1995 decreased 8% to $69.0 million from $75.3 million in 1994. Net premiums written for 1995 decreased 2% to $54.6 million from $55.8 million for 1994. Net premiums written for 1995 were reduced by $19,000 for additional ceded premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Net premiums written for 1994 were increased by $180,000 relating to reinstatement premiums. Excluding reinstatement premiums, net premiums written for 1995 were virtually unchanged compared with 1994. The Company's premium volume was adversely affected by its continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, the Company has been reducing its treaty property business written on a pro rata basis. However, the Company's increased premium writings in targeted market segments, such as nonstandard automobile, alternative risk and facultative offset most of the decline in property pro rata treaty business.

     Net losses and loss expenses incurred decreased 7% in 1995 to $36.5 million from $39.1 million in 1994. The loss ratio was 68.1% for 1995 as compared with 70.3% for 1994. During 1995 the Company incurred $249,000 of net gains ($849,000 gross) resulting from pre-1995 property catastrophe events, which reduced the loss ratio by 0.4 points. Of these amounts, development from the Northridge earthquake accounted for $45,000 of net incurred losses. During 1994 the Company incurred $2.3 million of net losses ($2.0 million of gross losses) resulting from property catastrophe events, which added to the loss ratio by 3.9 points.

     During 1995 and 1994, the Company ceded $15.6 million and $20.3 million of earned premiums, respectively. The Company recovered from retrocessionnaires $8.8 million and $5.7 million of losses during 1995 and 1994, respectively. Ceded premiums in 1995 included $19,000 of reinstatement premiums incurred by the Company.

     Commission expenses decreased 27% to $10.3 million in 1995 from $14.1 million in 1994. The commission ratio was 19.3% for 1995, compared with 25.5% for 1994.

     Underwriting, administration and other expenses increased 2% in 1995 to $8.6 million from $8.4 million in 1994. The underwriting and other expense ratio was 16.1% for 1995 as compared with 15.1% for 1994. The effect of net reinstatement premiums related primarily to the Northridge earthquake reduced the 1994 ratio by 0.1 points. The increase in underwriting, administration and other expenses in 1995 was principally caused by the Company's relocation in the third quarter of 1995.

     The combined ratio was 103.5% for 1995, compared with 110.9% for 1994. The effect of property catastrophe events on the 1995 and 1994 combined ratio was (0.4) points and 3.8 points, respectively.

     Net investment income increased 5% to $10.7 million for 1995 compared with $10.2 million for 1994. The increase in net investment income (pre-tax) primarily resulted from an increase in the Company's short-term investments and cash position. On an after-tax basis, net investment income for 1995 was $7.8 million virtually unchanged from 1994. Net realized investment gains for 1995 were $121,000, compared with $323,000 for 1994.

     Interest expense increased 6% to $2.6 million in 1995 from $2.5 million in 1994.

     The Company's net income for 1995 was $4.8 million, or $0.26 per share, on a primary basis, compared with $2.4 million, or $0.13 per share, on a primary basis, for 1994. The 1995 results were affected by after-tax benefit to operations, net of reinsurance, of $150,000, or $0.01 per share, for pre-1995 property catastrophe events. The 1994 results were affected by after-tax charges to operations of $1.4 million, or $0.08 per share, for property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1995 were 18.4 million, compared with 18.2 million for 1994.

Comparison of Year to Date Results for 1995 and 1994

     Gross premiums written for 1995 decreased 3% to $232.0 million from $239.3 million in 1994. Net premiums written for 1995 decreased 2% to $181.6 million from $184.7 million for 1994. Gross premiums written for 1995 and 1994 were increased by $900,000 and $1.0 million respectively, and net premiums written were reduced by $1.2 million and $5.0 million, respectively, for additional premiums to reinstate catastrophe reinsurance protections primarily related to the January 1994 Northridge earthquake. Excluding these reinstatement premiums, gross premiums written and net premiums written for 1995 decreased by 3% and 4%, respectively, compared with 1994. The Company's premium volume was adversely affected by its continued withdrawal from certain property and casualty lines of business where the Company believes rates and/or conditions are inadequate. More specifically, the Company has been reducing its treaty property business written on a pro rata basis. However, the Company's increased premium writings in targeted market segments, such as nonstandard automobile, alternative risk and facultative offset most of the decline in property pro rata business.

     Net losses and loss expenses incurred decreased 20% in 1995 to $122.0 million from $152.6 million in 1994. The loss ratio was 66.9% for 1995 as compared with 88.1% for 1994. During 1995 the Company incurred $3.1 million of net losses ($12.5 million gross) resulting from pre-1995 property catastrophe events, which added 2.1 points to the loss ratio. Of these amounts, development from the Northridge earthquake accounted for $2.5 million of net incurred losses and $12.6 million of gross incurred losses. During 1994 the Company incurred $33.7 million of net losses ($63.0 million of gross losses) resulting from property catastrophe events, primarily the Northridge earthquake and the early 1994 winter freeze, which added 21.4 points to the loss ratio. Of these amounts, the Northridge earthquake accounted for $26.1 million of net incurred losses and $54.8 million of gross incurred losses.

     During 1995 and 1994, the Company ceded $59.8 million and $59.3 million of earned premiums, respectively. The Company recovered from retrocessionnaires $50.2 million and $60.9 million of losses during 1995 and 1994, respectively. Ceded premiums in 1995 and 1994 included $2.1 million and $6.0 million of reinstatement premiums incurred by the Company primarily relating to the Northridge earthquake. Ceded losses in 1995 and 1994 included $10.1 million and $29.3 million of losses relating to the Northridge earthquake.

     Commission expenses increased 2% to $46.9 million in 1995 from $46.0 million in 1994. The commission ratio was 25.7% for 1995, compared with 26.6% for 1994. The effect of net reinstatement premiums primarily related to the Northridge earthquake added 0.2 points and 0.8 points to the 1995 and 1994 commission ratio, respectively.

     Underwriting, administration and other expenses decreased 4% in 1995 to $21.8 million from $22.7 million in 1994. The underwriting and other expense ratio was 12.0% for 1995 as compared with 13.1% for 1994. The effect of net reinstatement premiums related primarily to the Northridge earthquake added 0.1 points and 0.4 points to the 1995 and 1994 ratio. The decrease in underwriting administration and other expenses in 1995 was principally caused by an improvement in the results reported by an entity in which the Company is a minority shareholder, offset in part by the Company's relocation in the third quarter of 1995.

     The combined ratio was 104.6% for 1995, compared with 127.8% for 1994. The effect of property catastrophe events on the 1995 and 1994 combined ratio was
2.4 points and 22.6 points, respectively.

     Net investment income increased 5% to $31.8 million for 1995 compared with $30.4 million for 1994. The increase in net investment income (pre-tax) primarily resulted from an increase in the proportion of taxable investments in the Company's portfolio and positive operating cash flow over the past twelve months. On an after-tax basis, net investment income decreased 2% to $23.4 million for 1995, compared with $23.9 million in 1994. Net realized investment gains for 1995 were $713,000, compared with $1.1 million for 1994.

     Interest expense decreased 1% to $6.9 million in 1995 from $7.0 million in 1994.

     During 1995 the Company repurchased in the open market $6.4 million in principal amount of the Debentures and recognized an extraordinary gain of $552,000 or $0.03 per share, net of tax.

     The Company's net income for 1995 was $14.1 million, or $0.77 per share, on a primary basis, compared with a net loss of $11.4 million, or $0.63 per share, on a primary basis, for 1994. The 1994 results were affected by after-tax charges to operations, net of reinsurance, of $25.2 million, or $1.39 per share, for property catastrophe events. The 1995 results include after-tax charges to operations of $2.8 million, or $0.15 per share, for pre-1995 property catastrophe events. Average common and common equivalent shares outstanding (on a primary basis) for 1995 were 18.3 million, compared with 18.1 million for 1994.

Income Taxes

     Statement of Financial Accounting Standards No. 109 requires the establishment of a valuation allowance for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. Management believes, based on the Company's historical record of generating taxable income and its expectations of future earnings, that the Company's taxable income in the future periods will be sufficient to realize the net deferred income tax benefits reflected on its consolidated balance sheet as of September 30, 1995. In addition, management believes certain tax planning strategies exist, including its ability to alter the mix of its investment portfolio to taxable investments from tax-exempt investments, which could be implemented if necessary to ensure sufficient taxable income to realize fully its net deferred income tax benefits. Accordingly, SCOR U.S. has not established a valuation allowance with respect to its net deferred income tax benefits.

Liquidity and Capital Resources

         SCOR U.S.  is a holding  company.  Its  principal  sources  of cash are dividends from its operating subsidiaries, borrowings, and the issuance of equity securities. Generally, dividends that can be paid by insurers domiciled in New York State without prior approval of the New York Insurance Superintendent are limited for any twelve-month period to the lesser of 10% of statutory surplus or adjusted net investment income (as defined by the New York Insurance Law) for the previous twelve months. During the nine months ended September 30, 1995, $7.0 million of dividends were declared by SCOR Re to SCOR U.S. At September 30, 1995, the aggregate statutory surplus of the Operating Subsidiaries was $256.8 million.

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

         In January 1995, the Board of Directors authorized the Company to repurchase up to an additional $20 million of Debentures in the open market, as market conditions permit. In connection with this additional authorization, SCOR U.S. has established a $20 million credit agreement with SCOR S.A., the proceeds of which are restricted to the repurchase of the Debentures or the repayment of any debt incurred to repurchase Debentures. At September 30, 1995, the Company utilized $5.0 million of this credit line.

         On October 1, 1990 SCOR U.S. renewed a $20.0 million bank note which was payable on that date. This note is due and payable on October 3, 1995 and bears interest at a fixed annual rate of 9.575%. The Company has entered into an interest rate swap agreement related to this note with a commercial bank. The swap agreement has a maturity date of October 1, 1995 and provides for the Company to make floating rate payments in exchange for fixed rate payments due on the loan. The floating rate, which resets every six months and is capped at 12.380%, was 11.818% as of the final reset date in April 1995. In October 1995, the Company refinanced this note with a $20 million borrowing from SCOR S.A.

     SCOR U.S. has established a commercial paper program which allows it to raise up to $50.0 million. At September 30, 1995, $20.6 million of commercial paper was outstanding.

     SCOR U.S. has a $30.0 million revolving line of credit with a bank which serves as a backstop for its commercial paper program. No borrowings have been made under this facility.

         At September 30, 1995, the amount remaining under the Company's existing stock repurchase program is approximately $1.5 million, which may be utilized as market conditions permit. The Company has not repurchased any shares under this program during 1995.

         The primary sources of liquidity for the SCOR U.S. insurance and reinsurance subsidiaries are net cash flow from operating activities, the maturity or sale of investments, and capital contributions from SCOR U.S. Net cash provided by operating activities was $3.0 million for 1995 compared with cash used in operations of $8.5 million for 1994. Cash flow from operating activities during 1994 was adversely affected by continued property catastrophe paid loss activity as well as the payment of several large casualty claims. The Company has not suffered an adverse effect due to the recent catastrophe activity in the timing of recoveries or credit worthiness of retrocessionnaires. Loss payments associated with the recent catastrophe activity are not expected to have an adverse material effect on the Company's short-term or long-term liquidity.

         At September 30, 1995, total investments and cash at carrying value were $723.4 million compared with $677.6 million at December 31, 1994. The increased level of investments and cash is primarily attributable to the increase during the period in the fair value of investments carried at fair value. SCOR U.S. fixed maturity investments are substantially all investment grade, liquid securities with a weighted average maturity of 5.8 years. Approximately 99% of the fixed maturity portfolio is rated A or better. SCOR U.S. does not have any investments in real estate or high yield bonds. At September 30, 1995, the Company did not have any non-income producing investments.

         SCOR U.S. believes that cash and short-term investments are maintained at an adequate level for payment of claims and expenses as they become due. In addition, SCOR U.S. maintains a maturity distribution profile of fixed maturity investments sufficient to fund anticipated loss and loss expense obligations as they become due. The Company's long-term obligations primarily consist of the Debentures and the claims liabilities of the principal operating subsidiaries, which at September 30, 1995 averaged approximately 4.5 years.

         The Company may be subject to gains and losses resulting from currency fluctuations because some of its investments are denominated in currencies other than United States dollars, as are some of its net loss reserve liabilities. The Company makes investments denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations. Investments denominated in foreign currencies do not constitute a material portion of the Company's investment portfolio and, in the opinion of management, are sufficient to meet its foreign currency obligations. Net gains resulting from foreign currency transactions during the periods ending September 30, 1995 and 1994 were $126,000 and $200,000, respectively.

         Stockholders' equity at September 30, 1995 was $277.4 million, an increase of $38.0 million compared with December 31, 1994. This increase resulted primarily from net income of $14.1 million for the period and unrealized appreciation of investments carried at fair value, net of tax effect, of $26.4 million, less cash dividends declared of $2.7 million.

         On March 10, 1995 the Company's Board of Directors reduced the regular quarterly dividend to $.05 per share from the previous quarterly rate of $.09 per share.

         The ratio of net premiums written to surplus, sometimes referred to as "insurance exposure", relates to the amount of risk to which an insurer's statutory capital and surplus can be exposed, as measured by the amount of premiums written in relation to such surplus. Insurance practice and regulatory guidelines suggest that property and casualty insurance companies maintain a net premiums written ratio of less than 3 to 1. For the reinsurance industry, a ratio of 2 to 1 or less is generally considered prudent. SCOR U.S.'s net premiums written to surplus ratios were .94 to 1 and 1.03 to 1 for 1995 and 1994, respectively.

Subsequent Event

         On November 2, 1995 the Company entered into an Agreement and Plan of Merger with SCOR S.A., its majority shareholder, and SCOR Merger Sub Corporation ("Merger Sub"), a newly formed Delaware corporation and wholly-owned subsidiary of SCOR S.A., which provides, among other things, that upon certain terms and conditions, that Merger Sub will be merged with and into the Company upon consummation of the tender offer made by SCOR S.A., through Merger Sub, to purchase all of the outstanding shares of Common Stock of the Company not held by it.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company is party to various lawsuits arising in the normal course of its business. The Company does not believe that any of the litigation to which it is currently a party will have a material adverse effect on the operating results or financial condition of SCOR U.S. and its subsidiaries.

ITEM 5.  OTHER INFORMATION

         On November 2, 1995 the Company entered into an Agreement and Plan of Merger with SCOR S.A., its majority shareholder, and SCOR Merger Sub Corporation ("Merger Sub"), a newly formed Delaware corporation and wholly-owned subsidiary of SCOR S.A., which provides, among other things, that upon certain terms and conditions, that Merger Sub will be merged with and into the Company upon consummation of the tender offer made by SCOR S.A., through Merger Sub, to purchase all of the outstanding shares of the Company not held by it. Reference is made to the Form 8-K Current Report filed with the Securities and Exchange Commission (the "Commission") on November 6, 1995.

         On November 9, 1995 the Company filed with the Commission a Schedule 14D-9 Solicitation/Recommendation Statement with respect to SCOR S.A.'s Offer to Purchase all of the outstanding shares of Common Stock of the Company not already held by it.
Reference is made to the Schedule 14D-9 filed with the Commission on November 9, 1995.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10(v) Loan Agreement between SCOR U.S. Corporation and SCOR S.A dated January 24, 1995.

   10(w) Loan Agreement between SCOR U.S. Corporation and SCOR S.A. dated October 2, 1995.

   11       Computation of Earnings per Share

   15       Letter re Unaudited Interim Financial Information

b) Reports on Form 8-K

   None.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      SCOR U.S. Corporation
                                                      (Registrant)






Dated: November  14, 1995                             /s/ Jeffrey D. Cropsey
                                                          Jeffrey D. Cropsey
                                                      Senior Vice President and
                                                      Chief Financial Officer